Form 10-K
period 1993-12-31
SUNDSTRAND CORP /DE/
filed 1994-03-04
CIK 95395

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                          COMMISSION FILE NUMBER 1-5358

                             SUNDSTRAND CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 36-1840610
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)
          4949 HARRISON AVENUE
              P.O. BOX 7003
           ROCKFORD, ILLINOIS                            61125-7003
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (815) 226-6000

Securities registered pursuant to Section 12(b) of the Act:

         TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH THE COMMON
    Common stock -$.50 par value      STOCK AND RIGHTS ARE REGISTERED
    Common stock purchase rights               New York Stock Exchange
                                               Midwest Stock Exchange
                                               Pacific Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes        X         No
                       -----------------   ------------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                     $1,478,845,350 as of February 1, 1994.*

     *For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       33,529,759 shares of common stock outstanding at February 1, 1994.

                      DOCUMENTS INCORPORATED BY REFERENCE.

List hereunder the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

DOCUMENT                                               FORM 10-K REFERENCE

Portions of Registrant's Annual Report to Stock-       Parts I and II; Part III,
holders for the fiscal year ended December 31, 1993    Item 10; and Part IV,
                                                       Items 14(a)(1) and (a)(2)

Portions of Registrant's Proxy Statement for Annual    Part III, Items 10, 11,
Meeting of Stockholders to be held April 19, 1994      12 and 13

                        CROSS-REFERENCE TABLE OF CONTENTS

Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1993, and Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 1994, including all information required in Parts I, II and III of Form 10-K and a portion of Part IV (Items 14(a)(1) and
(a)(2)). The Cross-Reference Table of Contents set forth below identifies the source of incorporated material for each of the Form 10-K items included in Parts I, II, III and IV (Items 14(a)(1) and (a)(2)). Only those sections of the Annual Report to Stockholders and the Proxy Statement cited in the Cross-Reference Table are part of the Form 10-K and filed with the Securities and Exchange Commission.

FORM 10-K ITEM NO.                            INCORPORATED BY REFERENCE FROM:

PART I.

Item 1.   Business

 (a)      General Development of Business     Annual Report to Stockholders,
                                              information regarding the sale of
                                              Sundstrand Data Control Division
                                              to AlliedSignal, Inc. on pages 25,
                                              27, 28, 36, 38 and 39, information
                                              on foreign operations and activity
                                              on pages 26-27, information
                                              regarding the restructuring of the
                                              aerospace segment on pages 26 and
                                              36, information regarding the
                                              acquisition of the Electrical
                                              Systems Division of Westinghouse
                                              Electric Corporation on pages 26,
                                              27, 28 and 36, information
                                              regarding the establishment of a
                                              joint venture with Labinal, Inc.
                                              on page 27, and information
                                              regarding date of incorporation on
                                              page 45.

 (b)      Financial Information About         Annual Report to Stockholders,
          Industry Segments                   information by business segment on
                                              pages 25-26, and pages 34-35.

 (c)      Narrative Description of Business   Annual Report to Stockholders,
                                              pages 6-29, information on foreign
                                              operations and activity on pages
                                              26-27 and 34-35, information on
                                              unfilled orders on pages 27 and
                                              46-47, information regarding the
                                              development of the auxiliary power
                                              unit products on page 27,
                                              information regarding
                                              environmental matters on pages 27
                                              and 42-43, information regarding a
                                              significant customer on pages 27,
                                              29 and 34, information regarding
                                              research and development
                                              expenditures on pages 29 and 42,
                                              information regarding contracts
                                              with or for the government on
                                              pages 29 and 43, information
                                              regarding materials and supplies,
                                              intellectual property rights and
                                              competition on page 45, and
                                              information regarding the number
                                              of employees on pages 46-47.

 (d)      Financial Information About         Annual Report to Stockholders,
          Foreign and Domestic Operations     information on foreign operations
          and Export Sales                    and activity on pages 26-27 and
                                              34-35, information regarding the
                                              acquisition of the Electrical
                                              Systems Division of Westinghouse
                                              Electric Corporation on page 27,
                                              information regarding foreign and
                                              domestic operations on pages 34-
                                              35, and information regarding
                                              foreign earnings and assets on
                                              pages 35 and 40.

Item 2.   Properties                          Annual Report to Stockholders,
                                              information regarding properties
                                              on page 45.

FORM 10-K ITEM NO.                            INCORPORATED BY REFERENCE FROM:

Item 3.   Legal Proceedings                   Annual Report to Stockholders,
                                              information regarding
                                              environmental matters on pages 27
                                              and 42-43, information regarding
                                              certain government contracting
                                              matters on pages 29 and 43, and
                                              information regarding income tax
                                              matters on pages 29 and 40 except
                                              the sentence on page 40 which
                                              states "Jurisdiction of this
                                              matter now resides in the United
                                              States Court of Appeals for the
                                              Seventh Circuit" is deleted and
                                              replaced with "On February 22,
                                              1994, the United States Court of
                                              Appeals for the Seventh Circuit
                                              affirmed the decision of the U.S.
                                              Tax Court.  The Company intends to
                                              file a Motion for Rehearing
                                              challenging the correctness of the
                                              Court of Appeals' opinion."

Item 4.   Submission of Matters to a Vote     (Not Applicable).
          of Security Holders

Executive officers of the Registrant          Annual Report to Stockholders,
                                              information regarding officers on
                                              page 49.

PART II.

Item 5.   Market for the Registrant's         Annual Report to Stockholders,
          Common Equity and Related           information regarding restrictions
          Stockholder Matters                 on dividend payments on page 40,
                                              information regarding dividends on
                                              pages 43 and 46, information
                                              regarding Registrant's common
                                              stock price range on pages 43 and
                                              46, information regarding the
                                              number of common stockholders on
                                              page 46, and information regarding
                                              exchange listings on page 50.

Item 6.   Selected Financial Data             Annual Report to Stockholders,
                                              pages 46-47, information regarding
                                              the sale of Sundstrand Data
                                              Control Division to AlliedSignal,
                                              Inc. on pages 25, 27, 28, 36, 38
                                              and 39, information regarding the
                                              changes in accounting standards on
                                              pages 25, 26, 27, 28, 38 and 39,
                                              information regarding the
                                              restructuring of the aerospace
                                              segment on pages 26 and 36,
                                              information regarding the
                                              acquisition of the Electrical
                                              Systems Division of Westinghouse
                                              Electric Corporation on pages 26,
                                              27, 28 and 36, and information
                                              regarding provisions for interest
                                              for asserted tax deficiencies on
                                              page 40.

Item 7.   Management's Discussion and         Annual Report to Stockholders,
          Analysis of Financial Condition     pages 25-29.
          and Results of Operations

Item 8.   Financial Statements and            Annual Report to Stockholders,
          Supplementary Data                  pages 30-44 and 46-47.



Item 9.   Changes in and Disagreements        (Not Applicable).
          with Accountants on Accounting
          and Financial Disclosure

FORM 10-K ITEM NO.                            INCORPORATED BY REFERENCE FROM:

PART III.

Item 10.  Directors and Executive             Annual Report to Stockholders,
          Officers of the Registrant          pages 48-49; Proxy Statement,
                                              pages 3-6.

Item 11.  Executive Compensation              Proxy Statement,  information
                                              regarding Don R. O'Hare's
                                              consulting agreement with the
                                              Registrant on page 7, information
                                              under the caption "Compensation
                                              Committee Interlocks and Insider
                                              Participation" on page 10, and
                                              information under the captions
                                              "Summary Compensation Table,"
                                              "Aggregated Option Exercises in
                                              Last Fiscal Year and Fiscal Year-
                                              End Option Values," "Retirement
                                              Plans" and "Employment Agreements"
                                              on pages 14-20.

Item 12.  Security Ownership of Certain       Proxy Statement, information under
          Beneficial Owners and Management    the caption "Voting Securities" on
                                              pages 1-2, and information under
                                              the caption "Voting Securities
                                              Held by Nominees, Directors and
                                              Officers" on page 7.

Item 13.  Certain Relationships and           Proxy Statement, information under
          Related Transactions                the caption "Loans" on page 20.

PART IV.

Item 14.  Exhibits, Financial Statement
          Schedules, and Reports on
          Form 8-K

          (a) 1.  Financial Statements        Annual Report to Stockholders, the
                                              following Consolidated Financial
                                              Statements of Registrant and
                                              subsidiaries on pages 30 through
                                              44.

                                              Consolidated Statement of Earnings
                                                for the years ended
                                                December 31, 1993, 1992,
                                                and 1991
                                              Consolidated Statement of Cash
                                                Flows for the years ended
                                                December 31, 1993, 1992, and
                                                1991
                                              Consolidated Balance Sheet as of
                                                December 31, 1993 and 1992
                                              Consolidated Statement of
                                                Shareholders' Equity for the
                                                years ended December 31, 1993,
                                                1992, and 1991
                                              Information by Business Segment
                                                for the years ended December 31,
                                                1993, 1992, and 1991
                                              Quarterly Results (Unaudited) for
                                              1993 and 1992
                                              Notes to Consolidated Financial
                                                Statements
                                              Management's Report
                                              Independent Auditor's Report

          (a) 2.  Financial Statement         The schedules, other than the
                  Schedules                   schedules relating to amounts
                                              receivable from related parties,
                                              property, plant and equipment,
                                              accumulated depreciation and
                                              short-term borrowings, have been
                                              omitted as the required
                                              information is not applicable, or
                                              not required, or because the
                                              required information is included
                                              in the Consolidated Financial
                                              Statements or Notes to
                                              Consolidated Financial Statements.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) 1.  Financial Statements
           Report of Independent Auditors (Ernst & Young) on the financial statements and related schedules of Registrant for the years ended December 31, 1993, 1992, and 1991.
 (a) 2.  Financial Statement Schedules
           Schedule II - Amounts Receivable From Related Parties, for the years ended December 31, 1993, 1992, and 1991.
           Schedule V - Property, Plant and Equipment, for the years ended December 31, 1993, 1992, and 1991.
           Schedule VI - Accumulated Depreciation of Property, Plant and Equipment, for the years ended December 31, 1993, 1992 and 1991.
           Schedule IX - Short-term Borrowings, for the years ended December 31, 1993, 1992, and 1991.
 (a) 3.  Exhibits
         (3) Articles of Incorporation and By-Laws
             (a) Registrant's Restated Certificate of Incorporation as effective December 19, 1991 (filed as Exhibit (3)(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-5358, and incorporated herein by reference).
             (b) Registrant's By-Laws, including all amendments, as effective April 21, 1992 (filed as Exhibit (19)(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, File No. 1-5358, and incorporated herein by reference).
         (4) Instruments Defining the Rights of Security Holders, including Indentures
             (a) Credit Agreement dated as of January 28, 1993, among Registrant and eight banking institutions including
                  Morgan Guaranty Trust Company of New York, as Agent
                  (filed as Exhibit (4)(a) to Registrant's Annual Report on
                  Form 10-K for the fiscal year ended December 31, 1992, File No. 1-5358, and incorporated herein by reference).
             (b)  Amended and Restated Rights Agreement dated December 4,
                  1987 and Amendment thereto dated March 5, 1990 (filed as
                  Exhibit 4(a) and 4(b) to Registrant's Quarterly Report on
                  Form 10-Q for the quarter ended September 30, 1993, File
                  No. 1-5358, and incorporated herein by reference).
             (c) Lease dated as of December 14, 1987, between Registrant and Greyhound Real Estate Investment Six, Inc. (filed as Exhibit (4)(f) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, File No. 1-
                  5358, and incorporated herein by reference).
             (d) Note Agreement of Registrant dated May 15, 1991 (filed as Exhibit (19)(c) to Registrant's Quarterly Report on Form
                  10-Q for the quarter ended June 30, 1991, File No. 1-
                  5358, and incorporated herein by reference).
             (e)  Amendment effective December 31, 1991, to Registrant's
                  Note Agreement dated as of May 15, 1991 (filed as Exhibit
                  (19)(c) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992, File No. 1-5358, and incorporated herein by reference).
             (f)  Amendment and Restatement dated May 15, 1991, of
                  Registrant's Note Agreement dated January 18, 1980 (filed as Exhibit (19)(d) to Registrant's Quarterly Report on
                  Form 10-Q for the quarter ended June 30, 1991, File No. 1-5358, and incorporated herein by reference).
             (g)  Amendment effective December 31, 1991, to Registrant's
                  May 15, 1991, Amended and Restated Note Agreement (filed as Exhibit (19)(d) to Registrant's Quarterly Report on
                  Form 10-Q for the quarter ended September 30, 1992, File
                  No. 1-5358, and incorporated herein by reference).
             (h)  Note Agreement of Registrant dated October 31, 1991
                  (filed as Exhibit (4)(l) to Registrant's Annual Report on
                  Form 10-K for the fiscal year ended December 31, 1991, File No. 1-5358, and incorporated herein by reference).
             (i)  Note Agreement of Registrant dated December 2, 1991
                  (filed as Exhibit (4)(m) to Registrant's Annual Report on
                  Form 10-K for the fiscal year ended December 31, 1991, File No. 1-5358, and incorporated herein by reference).
         (10) Material Contracts
             (a)  Consulting Agreement dated October 1, 1989, between
                  Registrant and Don R. O'Hare, a retired officer and a Director of Registrant (filed as Exhibit (10)(d) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5358, and incorporated herein by reference).*


*Management contract or compensatory plan.

             (b) Amendments dated August 20, 1991, and November 1, 1991, to Consulting Agreement dated October 1, 1989, between Registrant and Don R. O'Hare, a retired officer and a Director of Registrant (filed as Exhibit (10)(c) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-5358, and incorporated herein by reference).*
             (c) Amendment dated August 24, 1992, to Consulting Agreement dated October 1, 1989, between Registrant and Don R. O'Hare, a retired officer and a Director of Registrant (filed as Exhibit (19)(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992, File No. 1-5358, and incorporated herein by reference).*
             (d) Amendment dated August 20, 1993, to Consulting Agreement dated October 1, 1989, between Registrant and Don R. O'Hare, a retired officer and a Director of Registrant.*
             (e) Amended and Restated Employment Agreement dated August 7, 1990, between Registrant and Harry C. Stonecipher, Registrant's Chairman of the Board, President and Chief Executive Officer (filed as Exhibit (19)(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, File No. 1-5358, and incorporated herein by reference).*
             (f) Agreement dated June 19, 1988, between Registrant and Paul Donovan, Registrant's Executive Vice President and Chief Financial Officer, regarding Registrant's repurchase of shares of restricted stock (filed as Exhibit (10)(h) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No.
                  1-5358, and incorporated herein by reference).*
             (g)  Amended and Restated Employment Agreement dated August
                  18, 1992, between Registrant and Robert J. Smuland,
                  Registrant's Executive Vice President and Chief Operating Officer, Aerospace (filed as Exhibit (19)(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992, File No. 1-5358, and incorporated herein by reference).*
             (h) Form of Employment Agreement, including amendment thereto, between Registrant and each of Paul Donovan, Registrant's Executive Vice President and Chief Financial Officer, Berger G. Wallin, Registrant's Executive Vice President and Chief Operating Officer, Industrial, Richard M. Schilling, Registrant's Vice President and General Counsel and Secretary, and DeWayne J. Fellows, Registrant's Vice President and Controller (filed as Exhibit (10)(g) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-5358, and incorporated herein by reference).*
             (i) Employment Agreement dated March 14, 1991, between Registrant and Gary J. Hedges, Registrant's Vice President, Personnel and Public Relations (filed as Exhibit (10)(p) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-5358, and incorporated herein by reference).*
             (j) Agreement dated November 16, 1989, between Registrant and Labinal, Inc. establishing a jointly owned sales company to market, sell and support auxiliary power units for commercial aerospace applications (filed as Exhibit
                  (10)(s) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5358, and incorporated herein by reference).
             (k) Letter of Intent dated January 22, 1993, by and between Registrant and Rockwell International Corporation setting forth Rockwell International Corporation's intent to purchase all of the assets, business and properties, subject to certain liabilities of Sundstrand Data Control Division (filed as Exhibit (10)(k) to Registrant's Annual Report for the fiscal year ended December 31, 1992, File No. 1-5358, and incorporated herein by reference).*
             (l) Stock, Note and Real Property Purchase Agreement dated July 14, 1993, between Registrant and AlliedSignal Inc. providing for Registrant's sale to AlliedSignal Inc. of Registrant's Data Control division (filed as Exhibit
                  (10)(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, File No. 1-5358, and incorporated herein by reference).
             (m) Registrant's Stock Incentive Plan effective December 1, 1992 (filed as Exhibit (10)(l) to Registrant's Annual Report for the fiscal year ended December 31, 1992, File No. 1-5358, and incorporated herein by reference).*
             (n) Closing Agreement dated November 20, 1992, by and between Registrant and subsidiaries of Registrant and the Internal Revenue Service, in connection with the resolution of the intercompany pricing dispute for the years 1979 through 1988 (filed as Exhibit (10)(m) to Registrant's Annual Report for the fiscal year ended December 31, 1992, File No. 1-5358, and incorporated herein by reference).


*Management contract or compensatory plan.

             (o) Registrant's 1989 Restricted Stock Plan as adopted April 20, 1989, by the stockholders of Registrant (filed as Exhibit (10)(v) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No.
                  1-5358, and incorporated herein by reference).*
             (p)  Registrant's 1975 Restricted Stock Plan as adopted on
                  April 19, 1975, by the stockholders of Registrant,
                  including all amendments through April 16, 1986 (filed as Exhibit (10)(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1982, File No.
                  1-5358, and incorporated herein by reference).*
             (q)  Registrant's 1982 Restricted Stock Plan as adopted on
                  April 15, 1982, by the stockholders of Registrant,
                  including all amendments through April 16, 1986 (filed as Exhibit (10)(c) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1982, File No. 1-5358, and incorporated herein by reference).*
             (r) Text of resolution adopted by the Board of Directors of Registrant on April 17, 1986, amending Registrant's 1975 and 1982 Restricted Stock Plans (filed as Exhibit (10)(c) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, File No. 1-5358, and incorporated herein by reference).*
             (s) Text of resolution adopted by the Board of Directors of Registrant on August 7, 1990, amending Registrant's 1975, 1982, and 1989 Restricted Stock Plans (filed as Exhibit
                  (19)(f) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, File No. 1-5358, and incorporated herein by reference).*
             (t) Text of resolution adopted by the Board of Directors of Registrant on November 30, 1989, and December 1, 1989, establishing an Officer Incentive Compensation Plan (filed as Exhibit (10)(cc) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5358, and incorporated herein by reference).*
             (u) Text of resolution adopted by the Board of Directors of Registrant on February 19, 1991, amending Registrant's Officer Incentive Compensation Plan (filed as Exhibit
                  (10)(hh) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-5358, and incorporated herein by reference).*
             (v) Text of resolution adopted by the Board of Directors of Registrant on July 16, 1989, adopting a Director Emeritus Retirement Plan and copy of such plan as effective July 20, 1989 (filed as Exhibit (10)(dd) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5358, and incorporated herein by reference).*
             (w) Text of resolution adopted by the Board of Directors of Registrant on October 17, 1984, establishing a 1984 Elected Officers' Loan Program (filed as Exhibit (10)(i) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1984, File No. 1-5358, and incorporated herein by reference).*
             (x) Text of resolution adopted by the Board of Directors of Registrant on October 15, 1991, amending the 1984 Elected Officers' Loan Program (filed as Exhibit (10)(ff) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-5358, and incorporated herein by reference).*
         (11) Computation of Fully Diluted Earnings Per Share (Unaudited) for the quarter ended December 31, 1993 and 1992, and for the year ended December 31, 1993 and 1992.
         (13) Annual Report to Stockholders for the year ended December 31,
              1993.
         (21) Subsidiaries of Registrant
         (23) Consents of Experts and Counsel
             (a)  Consent of Independent Auditors (Ernst & Young).
         (24) Powers of Attorney
         (99) Additional Exhibits
             (a) Undertakings (filed as Exhibit (28)(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1982, File No. 1-5358, and incorporated herein by reference).

 (b) Reports on Form 8-K
       Form 8-K dated November 22, 1993, regarding Registrant's sale to AlliedSignal, Inc. of Registrant's Data Control division, and including pro forma financial statements and notes relating thereto.

*Management contract or compensatory plan.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of March, 1994.


                                              SUNDSTRAND CORPORATION
                                                   (Registrant)

                                        By  /s/    Harry C. Stonecipher
                                           -------------------------------------
                                                  HARRY C. STONECIPHER
                                             CHAIRMAN OF THE BOARD, PRESIDENT
                                               AND CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Harry C. Stonecipher               )
Chairman of the Board,             )
President and                      )
Chief Executive Officer            )
                                   )
Paul Donovan                       )
Executive Vice President           )
and Chief Financial Officer        )
                                   )
DeWayne J. Fellows                 )
Vice President and Controller      )
                                   )
J. P. Bolduc                       )
Director                           )
                                   )
Gerald Grinstein                   )
Director                           )
                                   )
Charles Marshall                   )      March 2, 1994
Director                           )
                                   )
Klaus H. Murmann                   )
Director                           )
                                   )
Donald E. Nordlund                 )
Director                           )
                                   )
Don R. O'Hare                      )
Director                           )
                                   )
Thomas G. Pownall                  )
Director                           )
                                   )
Ward Smith                         )
Director                           )
                                   )
Robert J. Smuland                  )
Director                           )


By:    /s/             Paul Donovan
   ----------------------------------------------------
              PAUL DONOVAN, ATTORNEY-IN-FACT

REPORT OF INDEPENDENT AUDITORS





To the Shareholders and Board of Directors
Sundstrand Corporation

     We have audited the consolidated balance sheets of Sundstrand Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sundstrand Corporation and subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in the notes to the consolidated financial statements, in 1992 the Company changed its method of accounting for postretirement benefits other than pensions.



                                                               /s/ ERNST & YOUNG




Chicago, Illinois
January 27, 1994

                     SUNDSTRAND CORPORATION AND SUBSIDIARIES

              SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES


                          YEAR ENDED DECEMBER 31, 1993

                           Dollar Amounts in Thousands


                                                       DEDUCTIONS                      BALANCE AT DECEMBER 31, 1993
                                                   -------------------   -------------------------------------------------------
                           BALANCE AT                          AMOUNTS
                           JANUARY 1,               AMOUNTS    WRITTEN               NOT                   INTEREST   COLLATERAL
NAME OF DEBTOR                1993      ADDITIONS  COLLECTED     OFF     CURRENT   CURRENT   DUE DATE(1)    RATE(2)    VALUE(3)
- ----------------------     ----------   ---------  ---------   -------   -------   -------   -----------   --------   ----------
David MacMorris (4)         $   445        $0        $    0      $0        $0       $  445    30-Apr-95      6.88%      $  531
Bernard W. Kittle (4)         1,160         0         1,160       0         0            0        -            -             -
William R. Kopp (4)             300         0           300       0         0            0        -            -             -
Richard M. Schilling            870         0             0       0         0          870   01-Sep-2000     5.89%       1,002
Kenelm A. Groff                 533         0             5       0         0          528   01-Sep-2000     5.89%         593
A. Adrian Kemper (4)            175         0             0       0         0          175    23-Oct-94      6.85%         196
Philip W. Polgreen (4)          220         0             0       0         0          220    23-Oct-94      6.85%         529
Paul Donovan                  1,200         0           243       0         0          957   01-Sep-2000     5.89%       1,041
Harry C. Stonecipher          1,400         0             0       0         0        1,400   01-Sep-2000     5.89%       1,726
Robert J. Smuland             1,428         0             0       0         0        1,428   01-Sep-2000     5.89%       1,620
Bernard L. Weiss (4)            515         0           515       0         0            0        -            -             -
Stanley F. Moeschl (4)          200         0           200       0         0            0        -            -             -
DeWayne J. Fellows              538         0             0       0         0          538   01-Sep-2000     5.89%         608
James F. Ricketts               640         0             0       0         0          640   01-Sep-2000     5.89%         678
Gary J. Hedges                  275         0             0       0         0          275   01-Sep-2000     5.89%         320
Charles A. Ruiz                 268         0             0       0         0          268    06-Dec-94      7.90%         309
                            -------        --        ------      --        --       ------                              ------
  Totals                    $10,167        $0        $2,423      $0        $0       $7,744                              $9,153
                            -------        --        ------      --        --       ------                              ------
                            -------        --        ------      --        --       ------                              ------

(1)  Due Date indicates date when final payment is to be made.

(2)  Weighted average interest.

(3)  Collateral consists principally of real estate, securities, certificates of deposit, and investment accounts.

(4)  Former related parties.

                     SUNDSTRAND CORPORATION AND SUBSIDIARIES

              SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES


                          YEAR ENDED DECEMBER 31, 1992

                           Dollar Amounts in Thousands


                                                       DEDUCTIONS                      BALANCE AT DECEMBER 31, 1992
                                                   -------------------   -------------------------------------------------------
                           BALANCE AT                          AMOUNTS
                           JANUARY 1,               AMOUNTS    WRITTEN               NOT                   INTEREST   COLLATERAL
NAME OF DEBTOR                1992      ADDITIONS  COLLECTED     OFF     CURRENT   CURRENT   DUE DATE(1)    RATE(2)    VALUE(3)
- ----------------------     ----------   ---------  ---------   -------   -------   -------   -----------   --------   ----------
Evans W. Erikson (4)        $ 1,933    $    0        $1,933      $0        $0      $     0        -              -    $      -
David MacMorris (4)             445         0             0       0         0          445    30-Apr-95      6.88%         531
Bernard W. Kittle (4)         1,160         0             0       0         0        1,160    29-Apr-95      6.86%       1,240
William R. Kopp (4)             300         0             0       0         0          300    23-Oct-94      6.85%         335
Ted Ross (4)                  1,060         0         1,060       0         0            0        -              -           -
Richard M. Schilling            870         0             0       0         0          870   01-Sep-2000     5.89%       1,000
Kenelm A. Groff                 522        11             0       0         0          533   01-Sep-2000     5.89%         576
A. Adrian Kemper (4)            280         0           105       0         0          175    23-Oct-94      6.85%         195
Philip W. Polgreen (4)          440         0           220       0         0          220    23-Oct-94      6.85%         529
Clark E. Lemke (4)              337         0           337       0         0            0        -              -           -
Paul Donovan                  1,171        29             0       0         0        1,200   01-Sep-2000     5.89%       1,271
Harry C. Stonecipher          1,400         0             0       0         0        1,400   01-Sep-2000     5.89%       1,995
Robert J. Smuland             1,153       275             0       0         0        1,428   01-Sep-2000     5.89%       1,552
Bernard L. Weiss (4)             46       515            46       0         0          515   01-Sep-2000     5.89%         575
Stanley F. Moeschl (4)          375         0           175       0         0          200    11-Sep-97      7.88%         320
DeWayne J. Fellows              675         0           137       0         0          538   01-Sep-2000     5.89%         608
James F. Ricketts                 0       640             0       0         0          640   01-Sep-2000     5.89%         678
Gary J. Hedges                    0       275             0       0         0          275   01-Sep-2000     5.89%         299
Charles A. Ruiz                 268         0             0       0         0          268    06-Dec-94      7.90%         309
                            -------        --        ------      --        --       ------                              ------
  Totals                    $12,435    $1,745        $4,013      $0        $0      $10,167                             $12,013
                            -------    ------        ------      --        --       ------                              ------
                            -------    ------        ------      --        --       ------                              ------

(1)  Due Date indicates date when final payment is to be made.

(2)  Weighted average interest.

(3) Collateral consists principally of real estate, securities, certificates of deposit, and investment accounts.

(4)  Former related parties.

                     SUNDSTRAND CORPORATION AND SUBSIDIARIES

              SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES


                          YEAR ENDED DECEMBER 31, 1991

                           Dollar Amounts in Thousands


                                                       DEDUCTIONS                      BALANCE AT DECEMBER 31, 1991
                                                   -------------------   -------------------------------------------------------
                           BALANCE AT                          AMOUNTS
                           JANUARY 1,               AMOUNTS    WRITTEN               NOT                   INTEREST   COLLATERAL
NAME OF DEBTOR                1991      ADDITIONS  COLLECTED     OFF     CURRENT   CURRENT   DUE DATE(1)    RATE(2)    VALUE(3)
- ----------------------     ----------   ---------  ---------   -------   -------   -------   -----------   --------   ----------

Evans W. Erikson (4)        $ 2,640    $    0        $  707      $0        $0      $ 1,933    30-Nov-99      7.09%    $  2,070
David MacMorris (4)             445         0             0       0         0          445    30-Apr-95      6.88%         561
Bernard W. Kittle (4)         1,160         0             0       0         0        1,160    29-Apr-95      6.86%       1,240
William R. Kopp (4)             900         0           600       0         0          300    23-Oct-94      6.85%         335
Ted Ross (4)                  1,060         0             0       0         0        1,060    29-Apr-95      6.88%       1,170
Richard M. Schilling            850        20             0       0         0          870    20-Dec-99      6.87%         997
Kenelm A. Groff                 522         0             0       0         0          522    05-Dec-99      6.86%         572
A. Adrian Kemper (4)            280         0             0       0         0          280    23-Oct-94      6.85%         328
Philip W. Polgreen (4)          540         0           100       0         0          440    29-Apr-95      6.89%         529
Clark E. Lemke (4)              490         0           153       0         0          337    23-Oct-94      6.85%         360
Paul Donovan                    920       251             0       0         0        1,171    01-Dec-99      6.95%       1,261
Harry C. Stonecipher          1,920         0           520       0         0        1,400    31-Mar-95      6.85%       2,399
Robert J. Smuland               593       560             0       0         0        1,153    02-Dec-99      6.95%       1,301
Bernard L. Weiss (4)            371         0           325       0         0           46    01-Dec-99      6.95%          50
Stanley F. Moeschl (4)          375         0             0       0         0          375    11-Sep-97      7.88%         425
DeWayne J. Fellows              130       545             0       0         0          675    20-Dec-99      6.95%         756
Berger G. Wallin                203         0           203       0         0            0       --             --          --
Charles A. Ruiz                 268         0             0       0         0          268    06-Dec-94      7.90%         309
                            -------        --        ------      --        --       ------                              ------
  Totals                    $13,667    $1,376        $2,608      $0        $0      $12,435                             $14,663
                            -------    ------        ------      --        --       ------                              ------
                            -------    ------        ------      --        --       ------                              ------

(1)  Due Date indicates date when final payment is to be made.

(2)  Weighted average interest.

(3) Collateral consists principally of real estate, securities, certificates of deposit, and investment accounts.

(4)  Former related parties.

                     SUNDSTRAND CORPORATION AND SUBSIDIARIES

                 SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT (1)


                           Dollar Amounts in Millions

                                                                              OTHER
                                    BALANCE AT   ADDITIONS                   CHANGES      BALANCE AT
                                     BEGINNING      AT                         ADD/         END OF
CLASSIFICATION                        PERIOD       COST      RETIREMENTS   (DEDUCT)(2)      PERIOD
- -----------------------------       ----------   ---------   -----------   -----------    ----------
Year ended December 31, 1993:
  Land and improvements              $   34.7      $ 1.3        $  (.5)      $  (.5)        $   35.0
  Buildings and improvements            226.2        7.3          (2.2)        (4.2)           227.1
  Machinery and equipment               767.9       47.4         (24.2)        (5.7)           785.4
  Leased equipment                        2.0         .2          (1.3)           -               .9
                                     --------      -----        ------       ------         --------
    Totals                           $1,030.8      $56.2        $(28.2)      $(10.4)        $1,048.4
                                     --------      -----        ------       ------         --------
                                     --------      -----        ------       ------         --------
Year ended December 31, 1992:
  Land and improvements              $   33.0      $ 2.9        $ (1.7)      $   .5         $   34.7
  Buildings and improvements            214.3        9.7          (4.4)         6.6            226.2
  Machinery and equipment               699.7       62.0         (28.9)        35.1            767.9
  Leased equipment                        4.2         .8          (3.3)          .3              2.0
                                     --------      -----        ------       ------         --------
    Totals                           $  951.2      $75.4        $(38.3)      $ 42.5 (3)     $1,030.8
                                     --------      -----        ------       ------         --------
                                     --------      -----        ------       ------         --------
Year ended December 31, 1991:
  Land and improvements              $   29.0      $  .2        $    -       $  3.8         $   33.0
  Buildings and improvements            192.9        9.2          (1.0)        13.2            214.3
  Machinery and equipment               666.1       54.5         (29.5)         8.6            699.7
  Leased equipment                        6.6        1.2          (3.6)           -              4.2
                                     --------      -----        ------       ------         --------
    Totals                           $  894.6      $65.1        $(34.1)      $ 25.6 (4)     $  951.2
                                     --------      -----        ------       ------         --------
                                     --------      -----        ------       ------         --------


Estimated useful lives are as follows:
     Buildings and improvements         10 to 40 years
     Machinery and equipment            3 to 20 years
     Leased equipment                   3 to 7 years


(1) Amounts for prior years have been restated and amounts for 1993 have been disaggregated to reflect SDC as a discontinued operation.

(2)  Primarily foreign currency translation, except as noted.

(3) Primarily due to the Registrant's acquisition of the Electrical Systems Division of Westinghouse Electric Corporation.

(4)  Primarily due to the Registrant's acquisition of Milton Roy.

                     SUNDSTRAND CORPORATION AND SUBSIDIARIES

                    SCHEDULE VI - ACCUMULATED DEPRECIATION OF
                        PROPERTY, PLANT AND EQUIPMENT (1)


                           Dollar Amounts in Millions

                                                  ADDITIONS
                                                  CHARGED                    OTHER
                                    BALANCE AT    TO COSTS                  CHANGES       BALANCE AT
                                     BEGINNING      AND                       ADD/          END OF
CLASSIFICATION                        PERIOD      EXPENSES   RETIREMENTS   (DEDUCT)(2)      PERIOD
- -----------------------------       ----------   ---------   -----------   -----------    ----------
Year ended December 31, 1993:
  Land and improvements                $  7.0      $  .8        $    -       $    -           $  7.8
  Buildings and improvements             84.0        9.4           (.8)         (.5)            92.1
  Machinery and equipment               440.5       58.9         (20.4)        (2.6)           476.4
  Leased equipment                         .9         .2           (.5)           -               .6
                                     --------      -----        ------       ------         --------
    Totals                             $532.4      $69.3        $(21.7)      $ (3.1)          $576.9
                                     --------      -----        ------       ------         --------
                                     --------      -----        ------       ------         --------
Year ended December 31, 1992:
  Land and improvements                $  6.7      $  .6        $  (.1)      $  (.2)          $  7.0
  Buildings and improvements             77.0        8.9          (2.2)          .3             84.0
  Machinery and equipment               410.4       56.4         (26.2)         (.1)           440.5
  Leased equipment                        1.8         .7          (1.6)           -               .9
                                     --------      -----        ------       ------         --------
    Totals                             $495.9      $66.6        $(30.1)      $    0           $532.4
                                     --------      -----        ------       ------         --------
                                     --------      -----        ------       ------         --------
Year ended December 31, 1991:
  Land and improvements                $  5.9      $  .7        $    -       $   .1           $  6.7
  Buildings and improvements             71.3       10.2           (.6)        (3.9)            77.0
  Machinery and equipment               380.3       48.8         (21.4)         2.7            410.4
  Leased equipment                        2.0        1.2          (1.4)           -              1.8
                                     --------      -----        ------       ------         --------
    Totals                             $459.5      $60.9        $(23.4)      $ (1.1)          $495.9
                                     --------      -----        ------       ------         --------
                                     --------      -----        ------       ------         --------

(1) Amounts for prior years have been restated and amounts for 1993 have been disaggregated to reflect SDC as a discontinued operation.

(2)  Primarily foreign currency translation.

                     SUNDSTRAND CORPORATION AND SUBSIDIARIES

                       SCHEDULE IX - SHORT-TERM BORROWINGS


                           Dollar Amounts in Millions


                                 AT END OF PERIOD                    DURING THE PERIOD
                              ---------------------   --------------------------------------------------
                                           WEIGHTED
                              BALANCE AT   AVERAGE      MAXIMUM          AVERAGE           WEIGHTED
                                END OF     INTEREST      AMOUNT           AMOUNT            AVERAGE
                               PERIOD(1)     RATE     OUTSTANDING(2)   OUTSTANDING(3)   INTEREST RATE(3)
                              ----------   --------   --------------   --------------   ----------------
Year ended
  December 31, 1993           $ 26.6 (4)     3.63%        $ 98.9           $ 50.4             3.39%
Year ended
  December 31, 1992           $ 59.0 (5)     3.90%        $540.0           $305.8             3.94%
Year ended
  December 31, 1991           $ 21.6 (6)     5.20%        $767.7           $499.5             6.46%


(1) Short-term borrowings for 1993 were principally domestic commercial paper with maturities of less than ninety days. Short-term borrowings for 1992 and 1991 were entirely from revolving credit facilities with maturities of less than ninety days.

(2) Unused revolving credit facilities at these peak borrowing month ends during 1993, 1992 and 1991 were $260.1 million, $493.9 million and $290.5 million, respectively, of which $260.1 million, $357.1 million and $290.5 million, respectively, were available under the Registrant's most restrictive debt covenants. Cash and cash equivalent balances at these peak borrowing month ends were $59.1 million, $426.9 million and $497.4 million, respectively.

(3) Average amounts outstanding and weighted average interest rates during each year are based on average month end balances outstanding.

(4) These borrowings were principally supported by the Company's revolving credit facilities, of which $329.6 million was unused at December 31, 1993, and $310.2 million was available through January 31, 1996, with the remaining $19.4 million cancelable by the bank at any time.

(5) These borrowings were made under the Company's revolving credit facilities, of which $974.8 million was unused at December 31, 1992, and $952.0 million was available through June 30, 1995, with the remaining $22.8 million cancelable by the bank at any time.

(6) Balance at end of period had been reflected in the financial statements as long-term, as the Company had the ability and intent to refinance such amounts on a long-term basis. These borrowings were supported by the Company's revolving credit facilities, of which approximately $1,040 million was unused at December 31, 1991, and $990.0 million was available through June 30, 1995, with the remaining $50.0 million cancelable by the bank at any time.