Form 10-Q
period 1994-03-31
SUNDSTRAND CORP /DE/
filed 1994-05-10
CIK 95395

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended March 31, 1994

                                          OR

                [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________.

                             Commission file number 1-5358

                                Sundstrand Corporation
              ----------------------------------------------------------
                (Exact name of registrant as specified in its charter)

           Delaware                                           36-1840610
- - -------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

           4949 Harrison Avenue, P.O. Box 7003, Rockford, IL  61125-7003
           -------------------------------------------------------------
               (Address of principal executive offices and zip code)

                                 (815) 226-6000
               ----------------------------------------------------
               (Registrant's telephone number, including area code)

                                 --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X       No
                                  -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding at May 6, 1994
- - --------------------------------------         --------------------------
Common Stock, par value $.50 per share                 32,850,850

                             SUNDSTRAND CORPORATION

                                    FORM 10-Q

                      For the Quarter Ended March 31, 1994


                                      INDEX


Part I.   Financial Information                                       Page
                                                                      ----

          Item 1.  Financial Statements                                 3

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations        7

Part II.  Other Information

          Item 1.  Legal Proceedings                                   12

          Item 6.  Exhibits and Reports on Form 8-K                    12

Signatures                                                             13

                          PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements.
Sundstrand Corporation and Subsidiaries
Condensed Consolidated Statement of Earnings (Unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                                    ----------------------
(Amounts in millions except per share data)                           1994         1993
- - ------------------------------------------------------------------------------------------


Net sales                                                             $324.3       $340.7

Costs, expenses and other income:
   Costs of products sold                                              223.6        213.0
   Marketing and administration                                         69.3         79.1
   Interest expense                                                      6.5         11.0
   Interest income                                                      (1.2)        (1.4)
   Other, net                                                           (1.6)          .3
                                                                      ------       ------
                                                                       296.6        302.0
                                                                      ------       ------

Earnings from continuing operations before income taxes                 27.7         38.7
Less income taxes                                                        9.9         13.5
                                                                      ------       ------
Earnings from continuing operations                                     17.8         25.2
Loss from discontinued SDC business,
  prior to discontinuance, net of taxes                                    -          (.7)
                                                                      ------       ------

Net earnings                                                          $ 17.8       $ 24.5
                                                                      ======       ======

Weighted-average number of common shares outstanding                    33.1         36.1

Earnings (loss) per share:
   Earnings from continuing operations                                $  .54       $  .70
   Loss from discontinued SDC business, prior to
     discontinuance                                                        -         (.02)
                                                                      ------       ------

   Net earnings                                                       $  .54       $  .68
                                                                      ======       ======

Cash dividends per common share                                       $  .30       $  .30
                                                                      ======       ======


Sundstrand Corporation and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                                    ----------------------
(Amounts in millions)                                                 1994         1993
- - ------------------------------------------------------------------------------------------


Cash flow from operating activities:
   Net earnings                                                       $ 17.8       $ 24.5
   Adjustments to reconcile net earnings to net
    cash provided by operating activities:
       Depreciation                                                     17.5         17.6
       Amortization                                                      4.5          4.0
       Deferred income taxes                                            (1.7)         (.6)
       Settlements of losses on long-term contracts                     (1.3)         (.8)
       Change in operating assets and liabilities excluding
         the effects of acquisitions and divestitures:
            Accounts receivable                                          8.9         39.3
            Inventories                                                  1.5        (16.4)
            Other assets                                                 3.5         10.9
            Accounts payable                                             4.4         (8.6)
            Accrued expenses                                           (20.5)        (8.0)
       Cash provided by discontinued SDC business                          -         15.0
       Other                                                             2.3          3.9
                                                                      ------       ------
         Total adjustments                                              19.1         56.3
                                                                      ------       ------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               36.9         80.8
                                                                      ------       ------

Cash flow from investing activities:
   Cash paid for property, plant and equipment                          (9.2)       (16.7)
   Proceeds from sale of property, plant and equipment                   1.6          2.4
   Cash paid for HMD and Kontro, net of cash acquired                  (24.5)           -
   Cash used for discontinued SDC business                                 -         (2.5)
                                                                      ------       ------
NET CASH USED FOR INVESTING ACTIVITIES                                 (32.1)       (16.8)
                                                                      ------       ------

Cash flow from financing activities:
   Net borrowings (payments) under lines of credit                      22.1        (43.3)
   Principal payments on long-term debt                                 (0.8)        (1.0)
   Additional debt for HMD and Kontro acquisitions                      24.5            -
   Purchase of treasury stock                                          (37.9)        (5.1)
   Dividends paid                                                       (9.9)       (10.8)
                                                                      ------       ------
NET CASH USED FOR FINANCING ACTIVITIES                                  (2.0)       (60.2)
                                                                      ------       ------

Effect of exchange rate changes on cash                                 (2.1)        (2.5)
                                                                      ------       ------

   Increase in cash and cash equivalents                                 0.7          1.3
   Cash and cash equivalents at January 1                               15.4          5.2
                                                                      ------       ------

CASH AND CASH EQUIVALENTS AT MARCH 31                                 $ 16.1       $  6.5
                                                                      ======       ======

Supplemental cash flow information:
   Interest paid                                                      $  1.4       $  2.8
   Income taxes paid                                                  $ 37.4       $ 30.8


Sundstrand Corporation and Subsidiaries
Condensed Consolidated Balance Sheet (Unaudited)

                                                    March 31,     December 31,
(Amounts in millions)                                 1994           1993
- - -------------------------------------------------------------------------------

Assets

Current Assets
  Cash and cash equivalents                           $   16.1       $   15.4
  Accounts receivable, net                               277.0          283.7
  Inventories, net of progress payments                  315.1          312.6
  Deferred income taxes                                   53.9           71.8
  Other current assets                                     6.1            9.4
                                                      --------       --------
     Total current assets                                668.2          692.9

Property, Plant and Equipment, net                       467.1          471.5
Intangible Assets, net                                   296.1          274.4
Deferred Income Taxes                                     50.9           31.3
Other Assets                                              40.1           41.8
                                                      --------       --------
                                                      $1,522.4       $1,511.9

Liabilities and Shareholders' Equity

Current Liabilities
  Notes payable                                       $   73.2       $   26.6
  Long-term debt due within one year                       7.7            8.2
  Accounts payable                                        88.3           82.1
  Income taxes payable                                     6.8           34.6
  Accrued salaries, wages and commissions                 30.8           26.4
  Accrued postretirement benefits other than pensions     19.5           19.5
  Other accrued liabilities                              130.0          130.2
                                                      --------       --------
     Total current liabilities                           356.3          327.6

Long-Term Debt                                           246.7          246.8
Accrued Postretirement Benefits Other Than Pensions      350.8          348.7
Other Liabilities                                         78.1           76.6

Shareholders' Equity
  Common stock, at par value                              18.9           18.9
  Other shareholders' equity                             471.6          493.3
                                                      --------       --------
                                                         490.5          512.2
                                                      --------       --------
                                                      $1,522.4       $1,511.9
                                                      ========       ========


The financial information contained herein is unaudited but, in the opinion of the management of the Registrant, includes all adjustments (all of which are normal recurring adjustments) necessary for a fair presentation of the results of operations for the periods indicated.

Notes to Consolidated Financial Statements
(Unaudited)

Accounting Policies
The financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1993.

Principles of Consolidation provide for the inclusion of the accounts of Sundstrand Corporation and all subsidiaries. All intercompany transactions are eliminated in consolidation.

Cash Equivalents are considered by the Registrant to be all highly liquid debt instruments purchased with original maturities of three months or less.

Inventories
The components of inventories at March 31, 1994, and December 31,
1993, were:
                                                   March 31,    December 31,
(Amounts in millions)                                1994           1993
- - ----------------------------------------------------------------------------


Raw materials. . . . . . . . . . . . . . . . . . . . $ 47.9         $ 43.8
Work in process. . . . . . . . . . . . . . . . . . .  126.2          135.8
Finished goods and parts . . . . . . . . . . . . . .  158.6          156.4
                                                     ------         ------
                                                      332.7          336.0
Less progress payments . . . . . . . . . . . . . . .   17.6           23.4
                                                     ------         ------
                                                     $315.1         $312.6
                                                     ======         ======

   Prior to the application of progress payments, the inventories shown above included costs related to long-term contracts of $59.5 million and $61.4 million, at March 31, 1994, and December 31, 1993, respectively.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The financial information for the quarter ended March 31, 1994, as compared to the financial information for the quarter ended March 31, 1993, and the balance sheet at December 31, 1993, is discussed below, and should be read in conjunction with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, and the financial data as presented in Item 1 above.

Results of Operations

First quarter 1994 sales of $324.3 million decreased by 5 percent compared with first quarter 1993 sales of $340.7 million. Aerospace segment sales decreased $12.2 million to $167.0 million in the first quarter of 1994, from $179.2 million in the first quarter of 1993. Industrial segment sales of $157.3 million for the first quarter of 1994 decreased by $4.2 million, compared with sales of $161.5 million for the first quarter of 1993.

Earnings from continuing operations were $17.8 million, or $.54 per share, in the first quarter of 1994 compared with $25.2 million, or $.70 per share, in the first quarter of 1993. This decrease was attributable primarily to lower sales, less profitable product mix, and short-term manufacturing inefficiencies in the aerospace segment. The short-term manufacturing inefficiencies related primarily to the transfer of production from the Brea, California, plant to the Puerto Rico plant and to the realignment of manufacturing activities at other aerospace plants. The decrease was partially offset by lower marketing and administrative expenses which resulted primarily from the aerospace segment restructuring and from lower interest costs due to the early retirement of high-interest debt in the fourth quarter of 1993.

Orders

Unfilled orders increased from $682.4 million at December 31, 1993, to $692.6 million at March 31, 1994. Incoming orders increased by $48.9 million, to $334.5 million in the first quarter of 1994, from $285.6 million in the first quarter of 1993.

Aerospace Overview

Orders were $164.7 million in the first quarter of 1994, compared with $124.5 million in the first quarter of 1993. The increase was primarily the result of the uneven nature of order activity in the
aerospace military original equipment market.   Aerospace unfilled
orders at March 31, 1994, were $569.9 million, compared with $744.3 million at March 31, 1993, and $572.2 million at December 31, 1993.

The decrease in aerospace sales for the first quarter of 1994 compared with the first quarter of 1993 resulted primarily from a 36 percent decline in military aftermarket sales and a 10 percent decline in commercial aftermarket sales. Original equipment manufacturer (OEM) sales to commercial customers were flat, while OEM sales to military customers were up 5 percent. For the full year, aerospace sales in 1994 are expected to decline to $710 million from $753.6 million in 1993 as a result of reduced military sales. As a result of the ongoing reductions in defense spending, military OEM sales are expected to decline approximately 15 percent in 1994 from $226.5 million in 1993, despite the moderate increase in the first quarter. Military aftermarket sales are expected to fall more than 20 percent in 1994 from $92.9 million in 1993, consistent with the first quarter decline.

The world's airlines continue to experience excess capacity and resultant competitive pricing that have restricted demand for new commercial aircraft over the past several years. Sundstrand delivery forecasts for large commercial transport aircraft from the three major manufacturers total approximately 410 planes annually in both 1994 and 1995, compared with approximately 530 in 1993 and 750 in 1992. Commercial OEM sales were $204.6 million in 1993 and are expected to remain flat in 1994, consistent with the first quarter. Commercial aftermarket sales were $229.6 million in 1993 and are expected to increase moderately in 1994, despite the first quarter decline.

Industrial Overview

In the industrial segment, incoming orders were $169.8 million in the first quarter of 1994, compared with $161.1 million in the first quarter of 1993. Orders were strong in Falk's custom-engineered product lines and in Sullair's construction markets, and orders for Sullair's industrial compressors are improving. Industrial unfilled orders at March 31, 1994, were $122.7 million, compared with $114.6 million at March 31, 1993, and $110.2 million at December 31, 1993.

The strengthening orders in selected industrial markets support the Registrant's expectations of continued domestic recovery, although most European markets are not expected to begin improving until late in the year, resulting in anticipated total-year industrial segment sales of $650 million, compared with $629.5 million in 1993.
Sullair's sales were flat in the first quarter, and are expected to increase less than 5 percent in 1994 from $193.3 million in 1993.
Sales for Falk were slightly higher in the first quarter, but are expected to remain flat compared with $195.6 million in 1993 as a result of the sale of a majority interest in Falk's Brazilian operation. Milton Roy sales were down moderately in the first quarter, but are expected to increase approximately 5 percent in 1994 from $240.6 million in 1993, as a result of the recent acquisitions of HMD Group Limited (HMD) and the business of The Kontro Company, Inc. (Kontro).

Liquidity & Capital Resources

Working capital decreased $53.4 million, or 15 percent, from December 31, 1993, to March 31, 1994. The decrease was due primarily to higher notes payable partially offset by a reduction of income taxes payable. The increase in notes payable was due primarily to the purchase of stock under the stock repurchase program and the HMD and Kontro acquisitions. The decrease in income taxes payable was due to payments of $34.9 million related to the gain on the sale of Sundstrand Data Control (SDC).

Net cash provided by operating activities was $36.9 million for the first quarter of 1994 compared with $80.8 million for the first quarter of 1993. The decrease was due in part to lower net earnings, taxes paid on the gain from the sale of SDC and the absence of cash flows from SDC in the first quarter of 1994, which was reflected as a discontinued operation in the first quarter of 1993. Also affecting cash provided by operations were fluctuations in the levels of accounts receivable and inventories which generated $10.4 million in cash flows during the quarter ended March 31, 1994, compared with $22.9 million during the quarter ended March 31, 1993.

In the quarter ended March 31, 1994, the Registrant used $32.1 million of cash for investing activities, an increase of $15.3 million from the first quarter of 1993. The increase was due primarily to the HMD and Kontro acquisitions partially offset by lower purchases of fixed assets. Cash flows used for financing activities decreased to $2.0 million in the first three months of 1994 compared with $60.2 million in the same period of 1993. This decrease was due primarily to the increase in net borrowings, including the debt resulting from the HMD and Kontro acquisitions, partially offset by the increase in the purchase of treasury stock.

During the first quarter of 1994 the Registrant purchased 682,500 shares of its common stock, for $30.9 million, under its share repurchase program. As of March 31, 1994, the Registrant had repurchased approximately 4 million shares of the 10 million shares authorized for repurchase by the Board of Directors. Funds for the repurchase were provided by the Registrant's 4(2) commercial paper program and operating activities.

On April 19, 1994, the Board of Directors declared a quarterly cash dividend of $.30 per share payable on June 21, 1994, to holders of record on June 7, 1994. It will be the 200th consecutive quarter that the Registrant has paid a dividend.

On March 31, 1994, the Registrant's ratio of total debt to total capital was 40.0 percent compared with 35.5 percent at December 31, 1993. The increase was due primarily to the previously mentioned increase in notes payable and stock repurchases.

Income Tax Issues

As previously disclosed, during 1992, the Tax Court issued an opinion adverse to the Registrant related to the allocation of payments made upon the resolution of government contracts disputes to reduce taxable income in the years in which the revenues from these contracts were reported. In May 1993, the Registrant filed its notice of appeal related to this matter in the United States Court of Appeals for the Seventh Circuit. During the first quarter of 1994, the United States Court of Appeals for the Seventh Circuit affirmed the position of the Tax Court denying the Registrant's ability to allocate certain settlement payments to reduce taxable income in the years in which the related revenues had been reported. The Registrant then filed a Motion for Rehearing, which challenged the correctness of the Court of Appeals opinion, which was subsequently denied. The Registrant is presently considering whether it should take further action, including a possible appeal. The Registrant believes that the recorded tax and interest provisions are sufficient to cover the resolution of these tax issues.

Acquisitions and Dispositions

During the quarter ended March 31, 1994, Milton Roy Company, an industrial segment subsidiary of the Registrant, acquired HMD and Kontro. These acquisitions will expand Milton Roy Company's position in the sealless pump markets. The combined sales of these two companies were approximately $27 million in 1993.

On March 29, 1994, the Registrant announced that The Falk Corporation, an industrial segment subsidiary of the Registrant, had signed a definitive agreement to sell an 85 percent majority interest in Sundstrand do Brasil Equipamentos S.A., Falk's Brazilian subsidiary, to local management. The Registrant expects no significant effect on earnings as a result of this transaction, which was consummated on April 29, 1994. Sundstrand do Brasil had sales of approximately $17 million in 1993.

Auxiliary Power Units

As previously disclosed, the Registrant is a participant along with Labinal, Inc. in a joint venture, Auxiliary Power International Corporation (APIC), which markets, sells and supports auxiliary power units (APUs) developed and manufactured by the Registrant and Labinal for commercial aerospace applications worldwide. This business has experienced operating losses as a result of substantial research, development and marketing expenditures and a weak commercial airline market.

The Registrant and Labinal have initiated activities to restructure this business so as to reduce current levels of expenditures consistent with the size of the available market while continuing to provide the highest level of support to APIC and APU customers as an important long-term participant in this market. The restructuring of this business is expected to reduce operating losses.

Outlook

The Registrant expects sales for 1994 to be approximately $1,360 million, essentially flat compared with 1993 sales. Aerospace segment sales are expected to decline moderately in 1994. This decline will be partially offset by a slight increase in 1994 industrial segment sales. Operating profit expectations for each of the segments and the Registrant as a whole remain unchanged from those discussed in the Annual Report on Form 10-K for the year ended December 31, 1993. The Registrant is comfortable with current analyst earnings estimates ranging between $2.70 and $3.00 per share for 1994. This anticipated increase from 1993 is due primarily to cost reductions from aerospace segment restructuring and the impact of reducing common shares outstanding as a result of the stock repurchase program.

The Registrant's expectations for capital expenditures (excluding leased equipment) and research and development expenditures remain unchanged from those previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 1993.

                      PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Registrant has disclosed various legal proceedings in its Form 10-K for the fiscal year ended December 31, 1993. Except as set forth in "Income Tax Issues" in Part I, Item 2 herein, there have been no material legal developments since that time.

Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               (11)   Statement Re Computation of Per Share Earnings

                      (a) Computation of Fully Diluted Earnings Per Share (Unaudited) for the quarters ended March 31, 1994 and 1993.

          (b)  Reports on Form 8-K.

               None

                              SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Sundstrand Corporation
                                     ---------------------------------
                                               (Registrant)




Date:  May 9, 1994                       /s/ Richard M. Schilling
                                     ---------------------------------
                                             Richard M. Schilling
                                          Vice President and General
                                             Counsel and Secretary




Date:  May 9, 1994                       /s/ DeWayne J. Fellows
                                     ---------------------------------
                                             DeWayne J. Fellows
                                        Vice President and Controller

                               Exhibit (11)(a)

        Computation of Fully Diluted Earnings Per Share (Unaudited)

                                                                   Quarter Ended
                                                                      March 31,
                                                                --------------------
(Amounts in millions except per share data)                      1994        1993
- - ------------------------------------------------------------------------------------


Earnings
   Earnings from continuing operations                           $ 17.8      $ 25.2
   Loss from discontinued SDC business,
       prior to discontinuance, net of income taxes                   -        (0.7)
                                                                 ------      ------
   Net earnings                                                  $ 17.8      $ 24.5
                                                                 ======      ======

====================================================================================

Shares
   Weighted average number of common shares
    outstanding                                                    33.1        36.1
   Additional shares assuming conversion
    of stock options                                                0.1           -
                                                                 ------      ------
Proforma shares                                                    33.2        36.1
                                                                 ======      ======

====================================================================================

Fully diluted earnings (loss) per share
   Earnings from continuing operations                           $  .54      $  .70
   Loss from discontinued SDC business,
       prior to discontinuance, net of income taxes                   -        (.02)
                                                                 ------      ------
   Net earnings                                                  $  .54      $  .68
                                                                 ======      ======
