Form 10-Q
period 1994-06-30
SUNDSTRAND CORP /DE/
filed 1994-08-03
CIK 95395

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1994

                                  OR

       [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________.

                    Commission file number 1-5358

                       Sundstrand Corporation
       (Exact name of registrant as specified in its charter)

           Delaware                                   36-1840610
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

    4949 Harrison Avenue, P.O. Box 7003, Rockford, IL  61125-7003
        (Address of principal executive offices and zip code)

                          (815) 226-6000
        (Registrant's telephone number, including area code)
                          ______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes [X]      No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                         Outstanding at July 29, 1994
Common Stock, par value $.50 per share                32,845,929

                        SUNDSTRAND CORPORATION

                              FORM 10-Q

                 For the Quarter Ended June 30, 1994


                                INDEX


Part I.   Financial Information                                         Page
                                                                        ----

          Item 1.  Financial Statements                                   3

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          7

Part II.  Other Information

          Item 1.  Legal Proceedings                                     11

          Item 4.  Submission of Matters to a Vote of Security Holders   11

          Item 6.  Exhibits and Reports on Form 8-K                      11

Signatures                                                               12


                  PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.
Sundstrand Corporation and Subsidiaries
Condensed Consolidated Statement of Earnings (Unaudited)
                                                      Three Months                  Six Months
                                                     Ended June 30,               Ended June 30,
(Amounts in millions except                     ----------------------      -----------------------
  per share data)                                 1994         1993           1994          1993
- ----------------------------------------------------------------------------------------------------
Net sales                                        $ 331.1      $ 341.8        $ 655.4       $ 682.5

Costs, expenses and other income:
  Costs of products sold                           221.3        226.1          444.9         439.1
  Marketing and administration                      72.7         75.2          142.0         154.3
  Interest expense                                   7.5          9.8           14.0          20.8
  Interest income                                   (1.2)        (1.0)          (2.4)         (2.4)
  Other, net                                          .9          2.0            (.7)          2.3
                                                 --------     --------       --------      --------
                                                   301.2        312.1          597.8         614.1
                                                 --------     --------       --------      --------
Earnings from continuing operations
  before income taxes                               29.9         29.7           57.6          68.4

Less income taxes                                   10.8         10.4           20.7          23.9
                                                 --------     --------       --------      --------
Earnings from continuing operations                 19.1         19.3           36.9          44.5

Loss from discontinued SDC business,
 prior to discontinuance, net of taxes                 -            -              -           (.7)
Earnings from discontinued SDC business,
 subsequent to discontinuance, net of taxes            -           .5              -            .5
                                                 --------     --------       --------      --------
Net earnings                                     $  19.1      $  19.8        $  36.9       $  44.3
                                                 ========     ========       ========      ========
Weighted-average number of common
  shares outstanding                                33.0         35.9           33.0          35.9

Earnings (loss) per share:
  Earnings from continuing operations            $   .58      $   .54        $  1.12       $  1.24
  Loss from discontinued SDC business,
   prior to discontinuance                             -            -              -          (.02)
  Earnings from discontinued SDC business,
   subsequent to discontinuance                        -          .01              -           .01
                                                 --------     --------       --------      --------
     Net earnings                                $   .58      $   .55        $  1.12       $  1.23
                                                 ========     ========       ========      ========
Cash dividends per common share                  $   .30      $   .30        $   .60       $   .60
                                                 ========     ========       ========      ========


Sundstrand Corporation and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)
                                                                      Six Months Ended
                                                                           June 30,
                                                                   ----------------------
(Amounts in millions)                                                 1994         1993
- -----------------------------------------------------------------------------------------
Cash flow from operating activities:
   Net earnings                                                    $  36.9      $  44.3
   Adjustments to reconcile net earnings to
    net cash provided by operating activities:
       Depreciation and amortization                                  40.4         43.7
       Deferred income taxes                                         (11.1)        (1.3)
       Change in operating assets and liabilities excluding
          the effects of acquisitions and divestitures:
             Accounts receivable                                      13.5         50.7
             Inventory                                                10.0         (6.8)
             Other assets                                             (0.5)         3.3
             Accounts payable                                          0.6         (1.8)
             Accrued expenses                                        (50.4)       (33.5)
       Cash provided by discontinued SDC business                        -         16.5
       Other                                                           5.5          6.3
                                                                   --------     --------
          Total adjustments                                            8.0         77.1
                                                                   --------     --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             44.9        121.4
                                                                   --------     --------

Cash flow from investing activities:
   Cash paid for property, plant and equipment                       (22.5)       (34.1)
   Proceeds from sale of property, plant and equipment                 4.3          3.7
   Cash paid for HMD and Kontro, net of cash acquired                (24.5)           -
   Cash used by discontinued SDC business                                -         (3.9)
                                                                   --------     --------
NET CASH USED FOR INVESTING ACTIVITIES                               (42.7)       (34.3)
                                                                   --------     --------

Cash flow from financing activities:
   Net borrowings (payments) under lines of credit                    80.5         (9.7)
   Principal payments on long-term debt                               (1.2)        (2.7)
   Additional debt for HMD and Kontro acquisitions                    24.5            -
   Purchase of treasury stock                                        (37.9)       (44.8)
   Dividends paid                                                    (19.7)       (21.6)
                                                                   --------     --------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                  46.2        (78.8)
                                                                   --------     --------

Effect of exchange rate changes on cash                              (10.8)        (8.3)
                                                                   --------     --------
   Increase in cash and cash equivalents                              37.6            -
   Cash and cash equivalents at January 1                             15.4          5.2
                                                                   --------     --------
CASH AND CASH EQUIVALENTS AT JUNE 30                               $  53.0      $   5.2
                                                                   ========     ========

Supplemental cash flow information:
   Interest paid                                                   $  15.0      $  23.1
   Income taxes paid                                               $  64.5      $  60.0



Sundstrand Corporation and Subsidiaries
Condensed Consolidated Balance Sheet (Unaudited)
                                                                   June 30,   December 31,
(Amounts in millions)                                                1994         1993
- ------------------------------------------------------------------------------------------
Assets

Current Assets
  Cash and cash equivalents                                       $   53.0     $   15.4
  Accounts receivable, net                                           275.8        283.7
  Inventories, net of progress payments                              304.9        312.6
  Deferred income taxes                                               63.7         71.8
  Other current assets                                                 9.1          9.4
                                                                  ---------    ---------
      Total current assets                                           706.5        692.9

Property, Plant and Equipment, net                                   462.8        471.5
Intangible Assets, net                                               292.9        274.4
Deferred Income Taxes                                                 50.4         31.3
Other Assets                                                          40.9         41.8
                                                                  ---------    ---------
                                                                  $1,553.5     $1,511.9
                                                                  =========    =========

Liabilities and Shareholders' Equity

Current Liabilities
  Notes payable                                                   $  131.6     $   26.6
  Long-term debt due within one year                                   7.7          8.2
  Accounts payable                                                    82.2         82.1
  Income taxes payable                                                   -         34.6
  Accrued salaries, wages and commissions                             27.3         26.4
  Accrued postretirement benefits other than pensions                 19.3         19.5
  Other accrued liabilities                                          104.6        130.2
                                                                  ---------    ---------
      Total current liabilities                                      372.7        327.6

Long-Term Debt                                                       246.6        246.8
Accrued Postretirement Benefits Other Than Pensions                  353.8        348.7
Other Liabilities                                                     78.9         76.6

Shareholders' Equity
  Common stock, at par value                                          18.9         18.9
  Other shareholders' equity                                         482.6        493.3
                                                                  ---------    ---------
                                                                     501.5        512.2
                                                                  ---------    ---------

                                                                  $1,553.5     $1,511.9
                                                                  =========    =========

The financial information contained herein is unaudited but, in the opinion of the management of the Registrant, includes all adjustments (all of which are normal recurring adjustments) necessary for a fair presentation of the results of operations for the periods indicated.


Notes to Condensed Consolidated Financial Statements
(Unaudited)


Accounting Policies
The financial statements are condensed and should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1993.

Principles of Consolidation provide for the inclusion of the accounts of Sundstrand Corporation and all subsidiaries. All intercompany transactions are eliminated in consolidation.

Cash Equivalents are considered by the Registrant to be all highly liquid debt instruments purchased with original maturities of three months or less.

Inventories
The components of inventories at June 30, 1994, and December 31,
1993, were as follows:
                                             June 30,       December 31,
(Amounts in millions)                          1994             1993
- ------------------------------------------------------------------------
Raw materials                               $   45.8         $   43.8
Work in process                                121.1            135.8
Finished goods and parts                       155.9            156.4
                                            ---------        ---------
                                               322.8            336.0
Less progress payments                          17.9             23.4
                                            ---------        ---------
                                            $  304.9         $  312.6
                                            =========        =========

   Prior to the application of progress payments, the inventories shown above included costs related to long-term contracts of $57.2 million and $61.4 million, at June 30, 1994, and December 31, 1993, respectively.


Property, Plant and Equipment
During 1994, the Company changed its estimate of the average useful lives used to compute depreciation for certain fixed assets. This change resulted from internal asset management procedures that are designed to ensure continued compliance with government contract accounting requirements and was made to better reflect the estimated periods during which such assets will remain in service. The change had the effect of increasing net earnings by $1.8 million, or $.05 per share, in the three months and six months ended June 30, 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The financial information for the quarter ended June 30, 1994, as compared to the financial information for the quarter ended June 30, 1993, and the balance sheet at December 31, 1993, is discussed below, and should be read in conjunction with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, and the financial data as presented in Item 1 above.


Results of Operations
- ---------------------
Second quarter 1994 sales decreased by 3 percent to $331.1 million
from $341.8 million in 1993.   Aerospace segment sales for the second
quarter of 1994 were $165.7 million, a decrease of 8 percent, compared with $180.9 million in the same period of 1993. The aerospace decrease, as expected, is due primarily to a decline in military business. Industrial segment sales increased by 3 percent to $165.4 million in the second quarter of 1994 from $160.9 million in the second quarter of 1993, reflecting improvement at Falk and Sullair and the first quarter acquisitions of HMD Group Limited (HMD) and the business of The Kontro Company (Kontro), partially offset by lower sales at Milton Roy and by the divestiture of Falk's Brazilian operation.

Earnings from continuing operations were $19.1 million, or $.58 per share, in the second quarter of 1994 compared with $19.3 million, or
$.54 per share, in the second quarter of 1993.   The decrease in
second quarter 1994 earnings from continuing operations was due to the sales decline and short-term manufacturing inefficiencies in the aerospace segment, offset by increased industrial segment sales and earnings and by a $1.8 million benefit from a decrease in depreciation expense. The lower depreciation expense was due to an increase in the depreciable lives of certain fixed assets based on a study which was initiated by the Registrant to ensure continued compliance with government contract accounting requirements, which deal with the depreciation of tangible capital assets. Earnings per share in the second quarter of 1994 also benefitted from the effects of the share repurchase program.

Sales for the first six months of 1994 were $655.4 million compared with $682.5 million for the first six months of 1993. Aerospace segment sales for the first half of 1994 declined to $332.7 million from $360.1 million for the same period of 1993, due primarily to the decrease in military business. Industrial segment sales for the first six months of 1994, including the effects of the HMD and Kontro acquisitions and the divestiture of Sundstrand do Brasil, were $322.7 million compared with $322.4 million for the first six months of 1993.

Earnings from continuing operations were $36.9 million, or $1.12 per share, for the first six months of 1994 compared with $44.5 million, or $1.24 per share, in the same period of 1993. The decrease was due primarily to the sales decrease and short-term manufacturing inefficiencies in the aerospace segment, partially offset by improved industrial segment performance and by the aforementioned benefit from the decrease in depreciation expense. Earnings per share for the first half of 1994 also benefitted from the effects of the share repurchase program.

Incoming orders for second quarter 1994 were $323.4 million compared with $294.1 million in the second quarter of 1993. New orders for the six months ended June 30, 1994, were $657.9 million, up from $579.7 million for the same period last year. Total unfilled orders at June 30, 1994, were $684.9 million, compared with $811.2 million at June 30, 1993, and $682.4 million at December 31, 1993.


Industrial Overview
- -------------------
Excluding sales for Falk's Brazilian operation, in which a majority interest was sold during the second quarter, sales for Falk increased 6 percent in the second quarter of 1994 compared with the second quarter of 1993, reflecting improvements in both the custom and standard products businesses. Second quarter 1994 sales at Sullair were up 6 percent compared with the prior year quarter, reflecting improved U.S. sales of construction compressors. Excluding sales for HMD and Kontro of $6.8 million, second quarter 1994 Milton Roy sales were down 9 percent compared with the second quarter of 1993, as weakness continued in the water treatment and hydrocarbon processing industries.

Industrial incoming orders, excluding orders for HMD and Kontro and Falk-Brazil, were up 8 percent in the second quarter and 4 percent in the first half of 1994, compared with the same periods in 1993.

Excluding Falk-Brazil, orders were up 17 percent at Falk in the second quarter and up 16 percent in the first half of 1994, compared with the same periods in the prior year. Most of the improvement at Falk was in custom-engineered products, with deliveries expected primarily in 1995.

At Sullair, orders were up 4 percent in the second quarter and up 3 percent in the first six months, compared with the same periods in 1993. U.S. demand for construction compressors showed improvement in the first half of 1994, while orders for industrial compressors were flat and European activity remained depressed.

Milton Roy orders excluding HMD and Kontro were down 5 percent in the first six months, compared with the same period in 1993, with weak orders at Milton Roy's European Dosapro operations partially offset by improved Fluid Handling orders. Orders were up 4 percent in the second quarter, however, compared with the second quarter of 1993, on the strength of demand for process pumps in Far East fertilizer production markets.

Industrial unfilled orders at June 30, 1994, were $129.2 million, compared with $113.8 million at June 30, 1993, and $110.2 million at December 31, 1993.


Aerospace Overview
- ------------------
Aerospace segment sales in the second quarter of 1994 decreased 8 percent from the second quarter of 1993, reflecting a $14.7 million decline in military sales. Commercial sales were flat with a $2.6 million decline in OEM activity nearly offset by a $2.1 million increase in aftermarket business driven by air traffic growth and the depletion of airline parts inventories.

Aerospace incoming orders increased 13 percent in the second quarter and 22 percent in the first half of 1994, compared with the same periods in 1993, with increasing commercial orders more than offsetting declining military orders. Commercial OEM orders began recovering after last year's cancellations. Growth came from initial orders on new programs and increasing stability in aircraft production schedules. Commercial aftermarket orders improved 7 percent in the second quarter and 8 percent in the first six months of 1994.

Aerospace unfilled orders at June 30, 1994, were $555.7 million, compared with $697.4 million at June 30, 1993, and $572.2 million at December 31, 1993.


Liquidity & Capital Resources
- -----------------------------
Working capital of $333.8 million at June 30, 1994, was $31.5 million lower than working capital of $365.3 million at December 31, 1993.
The decrease was due primarily to an increase in notes payable, partially offset by an increase in cash and reductions in income taxes payable and other accrued liabilities. The increase in cash and a portion of the increase in notes payable was due to the discontinuation of the Registrant's policy to temporarily reduce notes payable at quarter end using available foreign cash. Notes payable also increased due to the repurchase of common stock under the stock repurchase program and the acquisitions of HMD and Kontro.

Net cash provided by operating activities for the first half of 1994 was $44.9 million compared with $121.4 million for the first six months of 1993. The decrease was due primarily to $34.9 million of taxes paid in the first quarter of 1994 relating to the gain on the sale of SDC and the absence of cash flows in the first six months of 1994 from SDC, which was reflected as a discontinued operation during the same period of 1993. Also affecting cash provided by operations were fluctuations in the levels of accounts receivable and inventories which generated $23.5 million of cash flow during the first six months of 1994, compared with $43.9 million during the same period of 1993.

In the six months ended June 30, 1994, the Registrant used $42.7 million of cash for investing activities, primarily for the acquisitions of HMD and Kontro and for the purchase of fixed assets. In the first six months of 1993 the Registrant used $34.3 million of cash for investing activities, primarily for the purchase of fixed assets. In the first six months of 1994, $46.2 million of cash was provided by financing activities, primarily net borrowings under lines of credit and borrowings for the HMD and Kontro acquisitions, partially offset by the repurchase of common stock and dividend
payments.    In the first half of 1993, $78.8 million of cash was
used for financing activities, primarily for debt and dividend payments and for the repurchase of common stock.

The Registrant did not purchase any of its common stock during the second quarter under its ongoing share repurchase program. As of June 30, 1994, the Registrant had purchased a total of approximately 4 million shares of the 10 million shares authorized for repurchase by the Board of Directors.

On June 21, 1994, the Board of Directors declared a quarterly cash dividend of $.30 per common share payable on September 20, 1994, to holders of record on September 6, 1994. It will be the 201st consecutive quarter that the Registrant has paid a dividend.

At June 30, 1994, the Registrant's ratio of total debt to total capital was 43.5 percent compared with 35.5 percent at December 31, 1993. The increase was due primarily to the previously mentioned increase in notes payable and stock repurchases.


Tax Issues
- ----------
As previously disclosed, during 1992, the Tax Court issued an opinion adverse to the Registrant related to the allocation of payments made upon the resolution of government contracts disputes. In June 1994, after having its appeal rejected by the Seventh Circuit Court of Appeals in the first quarter, the Registrant filed a Petition for Writ of Certioari with the United States Supreme Court for review of this matter. The Registrant believes that the recorded tax and interest provisions are sufficient to cover the resolution of this tax issue.


Outlook
- -------
The Registrant expects industrial segment sales to increase slightly and industrial segment operating profit to increase significantly, in 1994 compared with 1993. The previously mentioned decrease in depreciation expense, due to the change in depreciable lives, is expected to positively impact net income for the year by approximately $5.5 million, or $.17 per share. Based on the strength of orders during the first six months, the Registrant is maintaining its outlook for 1994 earnings to be between $2.70 and $3.00 per share, exclusive of the impact on earnings of the change in depreciable lives.

Depending on the number of common shares purchased under the share repurchase program, the total-debt-to-total-capital ratio is expected to be between 41 and 45 percent by the end of 1994.

                      PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

The Registrant has disclosed various legal proceedings in its Form 10-K for the fiscal year ended December 31, 1993. Except as set forth in "Tax Issues" in Part I, Item 2 herein, there have been no material legal developments since that time.


Item 4.    Submission of Matters to a Vote of Security Holders

           (a)   The Annual Meeting of Stockholders of Sundstrand
                 Corporation was held on April 19, 1994.

           (c) Stockholders voted on the election of four directors for a term of three years. Results of said vote were as follows:

                          Name                  For          Withheld
                          ----                  ---          --------
                    Donald E. Nordlund      28,653,041         48,307
                    John A. Puelicher       28,347,960        353,388
                    Don R. O'Hare           28,647,252         54,096
                    Charles Marshall        28,155,820        545,528

           No broker nonvotes were cast with respect to this matter.

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

                 (11)   Statement Re Computation of Per Share Earnings

                        (a) Computation of Fully Diluted Earnings Per Share (Unaudited) for the quarters ended June 30, 1994, and 1993, and for the six months ended June 30, 1994, and 1993.

           (b)   Reports on Form 8-K

                 None

                             SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Sundstrand Corporation
                                         -----------------------------
                                                  (Registrant)



Date:  August 1, 1994                      /s/ Richard M. Schilling
                                         -----------------------------
                                               Richard M. Schilling
                                            Vice President and General
                                              Counsel and Secretary



Date:  August 1, 1994                      /s/ DeWayne J. Fellows
                                         ------------------------------
                                               DeWayne J. Fellows
                                          Vice President and Controller


                                 Exhibit (11)(a)

            Computation of Fully Diluted Earnings Per Share (Unaudited)


                                                             Quarter Ended              Six Months
                                                                June 30,              Ended June 30,
                                                          -------------------     ---------------------
(Amounts in millions except per share data)               1994        1993        1994        1993
- -------------------------------------------------------------------------------------------------------
Earnings
    Earnings from continuing operations                   $  19.1     $  19.3     $  36.9     $  44.5

    Loss from discontinued SDC business,
      prior to discontinuance, net of taxes                     -           -           -         (.7)
    Earnings from discontinued SDC business,
      subsequent to discontinuance, net of taxes                -          .5           -          .5
                                                          --------    --------    --------    --------
    Net earnings                                          $  19.1     $  19.8     $  36.9     $  44.3
                                                          ========    ========    ========    ========

=======================================================================================================

Shares
    Weighted average number of common shares
     outstanding                                             33.0        35.9        33.0        35.9
    Additional shares assuming conversion
     of stock options                                          .1          .1          .1          .1
                                                          --------    --------    --------    --------
    Fully diluted shares                                     33.1        36.0        33.1        36.0
                                                          ========    ========    ========    ========

=======================================================================================================

Fully diluted earnings per share
    Earnings from continuing operations                   $   .58     $   .54     $  1.12     $  1.24

    Loss from discontinued SDC business,
      prior to discontinuance, net of taxes                     -           -           -        (.02)
    Earnings from discontinued SDC business,
      subsequent to discontinuance, net of taxes                -         .01           -         .01
                                                          --------    --------    --------    --------
    Net earnings                                          $   .58     $   .55     $  1.12     $  1.23
                                                          ========    ========    ========    ========
