Form 10-Q
period 1994-09-30
SUNDSTRAND CORP /DE/
filed 1994-11-08
CIK 95395

                           FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1994

                               OR

    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _____________ to _____________.

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

                  Yes  [X]      No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                    Outstanding at October 31, 1994
Common Stock, par value                      32,221,562
    $.50 per share

PAGE

                     SUNDSTRAND CORPORATION

                            FORM 10-Q

           For the Quarter Ended September 30, 1994


                              INDEX


Part I.   Financial Information                         Page

          Item 1.  Financial Statements                   3

          Item 2.  Management's Discussion and
                   Analysis of Financial Condition
                   and Results of Operations              7

Part II.  Other Information

          Item 1.  Legal Proceedings                     11

          Item 6.  Exhibits and Reports on Form 8-K      11

Signatures                                               12

PAGE

                 PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.
Sundstrand Corporation and Subsidiaries
Condensed Consolidated Statement of Earnings (Unaudited)

                                                   Three  Months                Nine Months
                                                 Ended September 30,         Ended September 30,
(Amounts in millions except                      -------------------         -------------------
 per share data)                                 1994          1993          1994           1993
- - - - ----------------------------------------------------------------------------------------------------

Net sales                                        $  339.7      $  324.7      $  995.1       $1,007.2

Costs, expenses and other income:
   Costs of products sold                           225.9         223.2         670.8          662.3
   Marketing and administration                      68.4          69.8         210.4          224.1
   Interest expense                                   7.5          10.0          21.5           30.8
   Interest income                                    (.9)          (.8)         (3.3)          (3.2)
   Other, net                                         1.7           4.6           1.0            6.9
                                                 ---------     ---------     ---------      ---------
                                                    302.6         306.8         900.4          920.9
                                                 ---------     ---------     ---------      ---------
Earnings from continuing operations before
 income taxes                                        37.1          17.9          94.7           86.3

Less income taxes                                    13.4           2.4          34.1           26.3
                                                 ---------     ---------     ---------      ---------
Earnings from continuing operations                  23.7          15.5          60.6           60.0

Loss from discontinued SDC business,
 prior to discontinuance, net of taxes                  -             -             -            (.7)
Earnings from discontinued SDC business,
 subsequent to discontinuance, net of taxes             -           1.6             -            2.1
                                                 ---------     ---------     ---------      ---------
Net earnings                                     $   23.7      $   17.1      $   60.6       $   61.4
                                                 =========     =========     =========      =========
Weighted-average number of common
 shares outstanding                                  32.9          35.8          32.9           35.8

Earnings (loss) per share:
   Earnings from continuing operations           $    .72      $    .44      $   1.84       $   1.68
   Loss from discontinued SDC business,
    prior to discontinuance                             -             -             -           (.02)
   Earnings from discontinued SDC business,
    subsequent to discontinuance                        -           .05             -            .06
                                                 ---------     ---------     ---------      ---------

   Net earnings                                  $    .72      $    .49      $   1.84       $   1.72
                                                 =========     =========     =========      =========

Cash dividends per common share                  $    .30      $    .30      $    .90       $    .90
                                                 =========     =========     =========      =========

PAGE

Sundstrand Corporation and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                 ------------------------
(Amounts in millions)                                              1994         1993
- - - - -----------------------------------------------------------------------------------------

Cash flow from operating activities:
   Net earnings                                                    $   60.6     $   61.4
   Adjustments to reconcile net earnings to
    net cash provided by operating activities:
        Depreciation and amortization                                  59.9         65.6
        Deferred income taxes                                         (20.2)        (1.2)
        Settlements of losses on long-term contracts                   (2.9)        (4.1)
        Change in operating assets and liabilities excluding
           the effects of acquisitions and divestitures:
              Accounts receivable                                      16.4         57.1
              Inventory                                                 6.5          (.1)
              Other assets                                              (.4)        13.2
              Accounts payable                                         28.0         (7.5)
              Accrued expenses                                        (54.1)       (25.8)
        Cash provided by discontinued SDC business                        -         20.9
        Other                                                           8.8         13.9
                                                                   ---------    ---------
           Total adjustments                                           42.0        132.0
                                                                   ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             102.6        193.4
                                                                   ---------    ---------
Cash flow from investing activities:
   Cash paid for property, plant and equipment                        (33.1)       (43.3)
   Proceeds from sale of property, plant and equipment                  4.3          2.1
   Cash paid for HMD-Kontro, net of cash acquired                     (24.5)           -
   Investment in equity companies                                      (6.3)           -
   Cash used for discontinued SDC business                                -         (5.4)
                                                                   ---------    ---------
NET CASH USED FOR INVESTING ACTIVITIES                                (59.6)       (46.6)
                                                                   ---------    ---------
Cash flow from financing activities:
   Net borrowings (payments) supported by lines of credit              66.9        (48.7)
   Issuance of short-term debt                                            -          8.0
   Principal payments on long-term debt                                (1.6)        (3.5)
   Additional debt for HMD-Kontro acquisition                          24.5            -
   Repurchase of common stock                                         (37.9)       (60.4)
   Dividends paid                                                     (29.5)       (32.2)
                                                                   ---------    ---------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                   22.4       (136.8)
                                                                   ---------    ---------
Effect of exchange rate changes on cash                               (13.1)        (6.1)
                                                                   ---------    ---------
   Increase in cash and cash equivalents                               52.3          3.9
   Cash and cash equivalents at January 1                              15.4          5.2
                                                                   ---------    ---------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                          $   67.7     $    9.1
                                                                   =========    =========
Supplemental cash flow information:
   Interest paid                                                   $   17.0     $   24.0
   Income taxes paid                                               $   87.0     $   60.5


PAGE

Sundstrand Corporation and Subsidiaries
Condensed Consolidated Balance Sheet (Unaudited)


                                                            September 30,  December 31,
(Amounts in millions)                                              1994         1993
- - - - -----------------------------------------------------------------------------------------

Assets
Current Assets
   Cash and cash equivalents                                       $   67.7     $   15.4
   Accounts receivable, net                                           274.2        283.7
   Inventories, net of progress payments                              309.2        312.6
   Deferred income taxes                                               56.2         71.8
   Other current assets                                                12.5          9.4
                                                                   ---------    ---------
      Total current assets                                            719.8        692.9

Property, Plant and Equipment, net                                    459.5        471.5
Intangible Assets, net                                                290.2        274.4
Deferred Income Taxes                                                  66.9         31.3
Other Assets                                                           44.3         41.8
                                                                   ---------    ---------
                                                                   $1,580.7     $1,511.9
                                                                   =========    =========
Liabilities and Shareholders' Equity
Current Liabilities
   Notes payable                                                   $  118.0     $   26.6
   Long-term debt due within one year                                   7.8          8.2
   Accounts payable                                                   110.3         82.1
   Income taxes payable                                                   -         34.6
   Accrued salaries, wages and commissions                             28.2         26.4
   Accrued postretirement benefits other than pensions                 19.3         19.5
   Other accrued liabilities                                          114.4        130.2
                                                                   ---------    ---------
      Total current liabilities                                       398.0        327.6

Long-Term Debt                                                        246.5        246.8
Accrued Postretirement Benefits Other Than Pensions                   354.8        348.7
Other Liabilities                                                      64.7         76.6

Shareholders' Equity
   Common stock, at par value                                          18.9         18.9
   Other shareholders' equity                                         497.8        493.3
                                                                   ---------    ---------
                                                                      516.7        512.2
                                                                   ---------    ---------
                                                                   $1,580.7     $1,511.9
                                                                   =========    =========

PAGE

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

INVENTORIES
The components of inventories at September 30, 1994, and December
31, 1993, were as follows:


                                                                  Sept. 30,    Dec. 31,
(Amounts in millions)                                              1994         1993
- - - - ----------------------------------------------------------------------------------------

Raw materials . . . . . . . . . . . . . . . . . . . . . . . . . .  $  50.1      $  43.8
Work in process . . . . . . . . . . . . . . . . . . . . . . . . .    121.4        135.8
Finished goods and parts. . . . . . . . . . . . . . . . . . . . .    155.6        156.4
                                                                   --------     --------
                                                                     327.1        336.0
Less progress payments. . . . . . . . . . . . . . . . . . . . . .     17.9         23.4
                                                                   --------     --------
                                                                   $ 309.2      $ 312.6
                                                                   ========     ========

Prior to the application of progress payments, the inventories shown above included costs related to long-term contracts of $57.0 million and $61.4 million, at September 30, 1994, and December 31, 1993, respectively.

PROPERTY, PLANT AND EQUIPMENT
During 1994, the Company changed its estimate of the average useful lives used to compute depreciation for certain fixed assets. This change resulted from internal asset management procedures that are designed to ensure continued compliance with government contract accounting requirements and was made to better reflect the estimated periods during which such assets will remain in service. The change had the effect of increasing net earnings by $1.8 million, or $.06 per share, and $3.6 million, or $.11 per share, in the three months and nine months ended September 30, 1994, respectively.

PAGE

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

The financial information for the quarter ended September 30, 1994, as compared with the financial information for the quarter ended September 30, 1993, and the balance sheet at December 31, 1993, is discussed below, and should be read in conjunction with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, and the financial data as presented in Item 1 above.

RESULTS OF OPERATIONS
Third quarter 1994 sales increased by $15.0 million, to $339.7 million, compared with third quarter 1993 sales of $324.7 million. Third quarter 1994 Aerospace segment sales of $175.7 million increased by $6.1 million compared with third quarter 1993 sales of $169.6 million. Commercial original equipment manufacturer (OEM) sales and commercial aftermarket sales each increased by approximately $8 million and military OEM sales decreased by approximately $9 million in third quarter 1994 compared with third quarter 1993. Industrial segment sales increased to $164.0 million in third quarter 1994 compared with $155.1 million in third quarter 1993. The 6 percent sales increase was due primarily to the first quarter acquisitions of HMD Group Limited and the business of The Kontro Company (HMD-Kontro acquisition) and improvements in Falk's and Sullair's sales, partially offset by the effect of the divestiture of Falk's Brazilian operation and weaker sales at Milton Roy.

Third quarter 1994 earnings from continuing operations were $23.7 million, or $.72 per share, compared with third quarter 1993 earnings from continuing operations of $15.5 million, or $.44 per share. The increase in third quarter earnings from continuing operations was due primarily to improved sales and operating margins in both the Aerospace and Industrial segments. Third quarter 1994 earnings benefitted by $1.8 million from decreased depreciation expense due to the change in depreciable lives described on page 6. Earnings per share for the same period also benefitted from the effects of the share repurchase program, although no shares were repurchased during the third quarter of 1994. Third quarter 1993 earnings benefitted by $2.7 million due to a 1993 tax law change which increased the federal statutory rate for corporations from 34 percent to 35 percent and allowed the amortization of certain goodwill to be tax deductible.

Sales for the first nine months of 1994 were $995.1 million, a decline of $12.1 million, from sales of $1,007.2 million for the same 1993 period. The decline in military business was primarily responsible for Aerospace segment sales decreasing to $508.4 million in the first nine months of 1994 from $529.7 million in the first three quarters of 1993. Including the effects of the HMD-Kontro acquisition and the divestiture of Falk's Brazilian operation, Industrial segment sales for the first nine months of 1994 were $486.7 million, a $9.2 million increase from sales of $477.5 million for the first nine months of 1993.

PAGE

Earnings from continuing operations, including a $3.6 million benefit related to the change in depreciable lives, were $60.6 million, or $1.84 per share, for the first nine months of 1994. Earnings from continuing operations for the first nine months of 1993 were $60.0 million, or $1.68 per share, which included a $2.7 million benefit from a 1993 tax law change. Decreased
Aerospace segment operating profit in the nine months ended
September 30, 1994, compared with the same 1993 period, was offset by increased Industrial segment operating profit and decreased interest expense. The decrease in Aerospace segment operating profit was due in part to the previously disclosed short-term manufacturing inefficiencies related primarily to the transfer of production from the Brea, California, plant to the Puerto Rico plant and to the realignment of manufacturing activities at other Aerospace plants and to the decline in military sales. Earnings per share for the first nine months of 1994 also benefitted from the effects of the share repurchase program.

Third quarter 1994 incoming orders were $371.8 million, a $126.6 million increase over third quarter 1993 incoming orders of $245.2 million. New orders for the first nine months of 1994 increased by $204.8 million, to $1,029.7 million, over new orders of $824.9 million for the same period last year. Total unfilled orders on September 30, 1994, were $717.0 million, compared with $731.7 million on September 30, 1993, and $682.4 million on December 31, 1993.

INDUSTRIAL OVERVIEW
Third quarter sales for Falk's ongoing businesses increased 11 percent while sales at Sullair improved 5 percent, as strength across all U.S. product lines was tempered by prior booking weakness in Europe. Milton Roy sales were down 4 percent, excluding the HMD-Kontro acquisition.

Industrial incoming orders, excluding acquisitions and divestitures, were up 19 percent in the third quarter and 8 percent in the first nine months of 1994, compared with the same periods in 1993. Industrial unfilled orders at September 30, 1994, were $137.9 million, compared with $103.8 million at September 30, 1993, and $110.2 million at December 31, 1993.

AEROSPACE OVERVIEW
Aerospace segment sales in the third quarter of 1994 increased 4 percent from the third quarter of 1993, reflecting a 16 percent increase in commercial revenues partially offset by a 13 percent decline in military markets.

Aerospace incoming orders were significantly higher in the third quarter compared with the same period last year, which was depressed by substantial commercial OEM cancellations. Commercial aftermarket bookings improved 33 percent in the quarter and 16 percent compared with the first nine months of 1993. Aerospace unfilled orders at September 30, 1994, were $579.1 million, compared with $627.9 million at September 30, 1993, and $572.2 million at December 31, 1993.

PAGE

LIQUIDITY & CAPITAL RESOURCES
Working capital decreased to $321.8 million at September 30, 1994, from $365.3 million at December 31, 1993. The $43.5 million decrease was due primarily to an increase in notes and accounts payable, partially offset by an increase in cash and a reduction in income taxes payable. The increase in notes payable was due primarily to the repurchase of common stock under the stock repurchase program, the HMD-Kontro acquisition and the discontinuance of a cash management policy which reduced notes payable at quarter end using available foreign cash. The increase in cash also was due primarily to the discontinuation of this cash management policy. The reduction in income taxes payable related primarily to a $34.9 million first quarter 1994 payment relating to the gain on the sale of Sundstrand Data Control (SDC).

Net cash provided by operating activities for the first nine months of 1994 declined to $102.6 million compared with $193.4 million for the first nine months of 1993. The decrease was due primarily to the decline in accounts receivable being $40.7 million less in the first nine months of 1994 compared with the same 1993 period, the previously mentioned tax payment relating to the gain on the sale of SDC and the absence of cash flow in 1994 from SDC, which was reflected as a discontinued operation in 1993.

In the nine months ended September 30, 1994, the Registrant used $59.6 million of cash for investing activities, primarily for the purchase of fixed assets and the HMD-Kontro acquisition. In the same 1993 period, $46.6 million of cash was used for investing activities, primarily for the purchase of fixed assets. In the first nine months of 1994, $22.4 million of cash was provided by financing activities, primarily net borrowings supported by lines of credit and borrowings for the HMD-Kontro acquisition, partially offset by cash used to repurchase common stock and pay dividends. In the same 1993 period, $136.8 million of cash was used for financing activities, primarily for debt and dividend payments and for the repurchase of common stock.

As previously disclosed, the Registrant's Board of Directors authorized the repurchase of up to ten million shares of the Registrant's outstanding common stock. As of September 30, 1994, a total of approximately four million of the authorized shares had been repurchased. No repurchases of common stock were made under this program in the third quarter.

At September 30, 1994, the Registrant's ratio of total debt to total capital was 41.9 percent compared with 35.5 percent at December 31, 1993. The increase was due primarily to the previously discussed increase in notes payable and the effects of the share repurchase program.

TAX ISSUES
As previously disclosed, the Registrant has been pursuing a legal reversal of a 1992 Tax Court opinion related to the allocation of payments made upon the resolution of government contract disputes. In the third quarter, after having its Petition for Writ of Certiorari to the United States Supreme Court denied, the Registrant ceased its efforts to reverse the Tax Court decision and made a payment of $17.8 million to the U.S. government. Existing tax and interest provisions were sufficient to cover the resolution of this issue.

PAGE

GOVERNMENT CONTRACT MATTERS
As previously disclosed, the Registrant has been involved in settlement negotiations with the U.S. Navy related to the termination of a contract for the supply of jet aircraft start units. In October 1994, a settlement was reached in which the Registrant expects to recover approximately $9.5 million.
Actions are ongoing to implement the settlement agreement, including the verification of termination settlement expenses, arrangement of payment and commencement of the administrative closeout process. The resolution of this matter is not expected to have a material financial impact on the Registrant, nor impact the Registrant's ability to enter into future contractual agreements with the U.S. Navy.

OUTLOOK
Based on the strength of orders during the first nine months, the Registrant is maintaining its outlook for 1994 earnings to be between $2.70 and $3.00 per share, exclusive of the impact on earnings of the change in depreciable lives, which is expected to be $5.5 million, or $.17 per share. Although the Registrant projects that 1995 earnings will exceed the 1994 forecasted range, it does not expect that earnings will reach the $3.60 per share average recently projected by analysts.

PAGE

                 PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Registrant has disclosed various legal proceedings in its Form 10-K for the fiscal year ended December 31, 1993. There have been no material legal developments since that time, except as set forth under "Tax Issues" and "Government Contract Matters" in Part I, Item 2 herein, and under "Tax Issues" in Part I, Item 2 of the Registrant's Form 10-Q for the quarterly period ended June 30, 1994.


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               (3)   Articles of Incorporation and By-laws

                     (a)  Text of resolution adopted by the Board
                          of Directors of Registrant on April 19,
                          1994, amending Registrant's By-laws,
                          effective July 1, 1994.

                     (b)  Registrant's By-laws, including all
                          amendments as effective July 1, 1994.

               (10)  Material Contracts

                     (a)  Agreement dated September 24, 1994,
                          between Registrant and Harry C.
                          Stonecipher, Registrant's former
                          Chairman of the Board, President and
                          Chief Executive Officer, providing for
                          Mr. Stonecipher's early retirement from
                          his employment with the Registrant.

                     (b)  Employment Agreement dated October 3,
                          1994, between Registrant and Don R.
                          O'Hare, Registrant's Chairman of the
                          Board and Chief Executive Officer.

               (11)  Statement Re Computation of Per Share
                     Earnings

                     (a)   Computation of Fully Diluted Earnings
                           Per Share (Unaudited) for the quarters
                           ended September 30, 1994, and 1993,
                           and for the nine months ended
                           September 30, 1994, and 1993.

               (27)  Financial Data Schedule

         (b)   Reports on Form 8-K

               None

PAGE

                         SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Sundstrand Corporation
                                       (Registrant)




Date: November 3, 1994           /s/ Richard M. Schilling
                                 --------------------------
                                     Richard M. Schilling
                                 Vice President and General
                                    Counsel and Secretary




Date: November 3, 1994           /s/ DeWayne J. Fellows
                                 -------------------------
                                     DeWayne J. Fellows
                                 Vice President, Controller