Form 10-K
period 1994-12-31
SUNDSTRAND CORP /DE/
filed 1995-03-10
CIK 95395

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934

             FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994      OR

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

                                     NAME OF EACH EXCHANGE ON WHICH THE COMMON
   TITLE OF EACH CLASS                    STOCK AND RIGHTS ARE REGISTERED
Common stock -$.50 par value                 New York Stock Exchange
Common stock purchase rights                 Chicago Stock Exchange
                                             Pacific Stock Exchange

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

                  Yes        X         No
                      ---------------     ---------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                   $1,414,834,872 as of February 1, 1995.*

        *For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      31,638,773 shares of common stock outstanding at February 1, 1995.

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

DOCUMENT                                FORM 10-K REFERENCE

Portions of Registrant's Annual         Parts I and II; Part III,
Report to Stockholders for the          Item 10; and Part IV, Item 14(a)(1)
fiscal year ended December 31, 1994

Portions of Registrant's Proxy          Part III
Statement for Annual Meeting of
Stockholders to be held April 18, 1995

                       CROSS-REFERENCE TABLE OF CONTENTS

Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1994, and Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held April 18, 1995, including all information required in Parts I, II and III of Form 10-K and a portion of Part IV (Item 14(a)(1)). The Cross-Reference Table of Contents set forth below identifies the source of incorporated material for each of the Form 10-K items included in Parts I, II, III and IV (Item 14(a)(1)). Only those sections of the Annual Report to Stockholders and the Proxy Statement cited in the Cross-Reference Table are part of this Form 10-K and filed with the Securities and Exchange Commission.

 FORM 10-K ITEM NO.                                  INCORPORATED BY REFERENCE FROM:

 PART I.

   Item 1.  Business

           (a) General Development of Business       Annual Report to Stockholders, information regarding
                                                     the restructuring of the Aerospace segment on pages 4,
                                                     28, 32, 41 and 48, information regarding the
                                                     acquisition by Milton Roy Company of HMD Group Limited
                                                     and the business of The Kontro Company, Inc. on pages
                                                     8, 20,  27, 28 and 29, information on foreign
                                                     operations and activity on pages 28-29, information
                                                     regarding the Company's joint venture with Labinal,
                                                     Inc. on page 29, and information regarding date of
                                                     incorporation on page 49.

           (b) Financial Information About           Annual Report to Stockholders, information by business
               Industry Segments                     segment on pages 27-28 and 38-39.

           (c) Narrative Description of Business     Annual Report to Stockholders, pages 6-32, information
                                                     on foreign operations and activity on pages 8, 28-29
                                                     and 38-39, information on unfilled orders on pages 29
                                                     and 50-51, information regarding the development of
                                                     the auxiliary power unit products on pages 16 and 29,
                                                     information regarding environmental matters on pages
                                                     47-48, information regarding significant customers on
                                                     pages 29, 31 and 38, information regarding research
                                                     and development expenditures on pages 31 and 47,
                                                     information regarding contracts with or for the
                                                     government on pages 31-32 and 48, information
                                                     regarding materials and supplies, intellectual
                                                     property rights and competition on page 49, and
                                                     information regarding the number of employees on pages
                                                     50-51.

           (d) Financial Information About           Annual Report to Stockholders, information on foreign
               Foreign and Domestic Operations       operations and activity on pages 8, 28-29 and 38-39,
               and Export Sales                      information on acquisitions and dispositions on page
                                                     29, information regarding foreign and domestic
                                                     operations on pages 38-39, and information regarding
                                                     foreign earnings and assets on pages 39 and 44.

   Item 2.  Properties                               Annual Report to Stockholders, information regarding
                                                     reduction of Aerospace plant capacity on pages 4 and
                                                     32,  information regarding properties on page 49.

 FORM 10-K ITEM NO.                                 INCORPORATED BY REFERENCE FROM:
   Item 3.  Legal Proceedings                       Annual Report to Stockholders, information regarding
                                                    environmental matters on pages 47-48, information
                                                    regarding certain government contracting matters on
                                                    pages 31-32 and 48, and information regarding income
                                                    tax matters on pages 44-45.

   Item 4.  Submission of Matters to a Vote of      (Not Applicable).
            Security Holders

   Executive officers of the Registrant             Annual Report to Stockholders, information regarding
                                                    officers on page 53.

 PART II.

   Item 5.  Market for the Registrant's Common      Annual Report to Stockholders, information regarding
            Equity and Related Stockholder Matters  restrictions on dividend payments on page 45, information regarding dividends on pages 48 and 50-51,
                                                    information regarding Registrant's Common Stock price
                                                    range on pages 48 and 50-51, information regarding the
                                                    number of common stockholders on pages 50-51, and
                                                    information regarding exchange listings on page 54.

   Item 6.  Selected Financial Data                 Annual Report to Stockholders, pages 50-51,
                                                    information regarding the restructuring of the
                                                    aerospace segment on pages 4, 28, 32, 41 and 48,
                                                    information regarding a reduction of depreciation
                                                    expense related to a change in depreciable lives on
                                                    pages 27, 41 and 50, information regarding the sale of
                                                    Sundstrand Data Control Division to AlliedSignal, Inc.
                                                    on pages 27, 29, 30, 31, 41, 42 and 43,  information
                                                    regarding the changes in accounting standards on pages
                                                    42-43 and 44,  information regarding the acquisition
                                                    of the Electrical Systems Division of Westinghouse
                                                    Electric Corporation on pages 28, 29, 30 and 41, and
                                                    information regarding provisions for interest for
                                                    asserted tax deficiencies on page 45.

   Item 7.  Management's Discussion and Analysis    Annual Report to Stockholders, pages 27-32.
            of Financial Condition and Results of
            Operations

   Item 8.  Financial Statements and                Annual Report to Stockholders, pages 33-48 and 50-51.
            Supplementary Data

   Item 9.  Changes in and Disagreements with       (Not Applicable).
            Accountants on Accounting and
            Financial Disclosure

 FORM 10-K ITEM NO.                                    INCORPORATED BY REFERENCE FROM:
 PART III.

   Item 10. Directors and Executive Officers of the    Annual Report to Stockholders, pages 52-53, except J.
            Registrant                                 P. Bolduc's title on page 52 is changed to read
                                                       "Former President and Chief Executive Officer, W. R.
                                                       Grace & Co.;" Proxy Statement, pages 2-6, and
                                                       information under the caption "Section 16 Compliance"
                                                       on pages 24-25, except the phrase regarding Mr. Bolduc
                                                       on page 2 which reads "a director and since January 1,
                                                       1993, President and Chief Executive Officer of W. R.
                                                       Grace & Co.," is deleted and replaced with "a director
                                                       and between January 1, 1993, to March 3, 1995,
                                                       President and Chief Executive Officer of W. R. Grace &
                                                       Co."

   Item 11. Executive Compensation                     Proxy Statement, information regarding director
                                                       compensation on page 8, information regarding Don R.
                                                       O'Hare's consulting agreement with the Registrant on
                                                       pages 8-9, information under the caption "Compensation
                                                       Committee Interlocks and Insider Participation" on
                                                       page 11, and information under the captions "Summary
                                                       Compensation Table," "Option Grants in Last Fiscal
                                                       Year," "Aggregated Option Exercises in Last Fiscal
                                                       Year and Fiscal Year-End Option Values," "Retirement
                                                       Plans" and "Employment Agreements" on pages 17-23.

   Item 12. Security Ownership of Certain              Proxy Statement, information under the caption
            Beneficial Owners and Management           "Ownership of Sundstrand Common Stock" on pages 7-8.

   Item 13. Certain Relationships and Related            Proxy Statement, information under the caption "Loans"
            Transactions                                 on pages 23-24.
 PART IV.

   Item 14. Exhibits, Financial Statement
            Schedules, and Reports on Form 8-K

            (a) 1.   Financial Statements              Annual Report to Stockholders, the following
                                                       Consolidated Financial Statements of Registrant and
                                                       subsidiaries on pages 33 through 48.

                                                       Management's Report
                                                       Independent Auditor's Report
                                                       Consolidated Statement of Earnings for the years
                                                        ended December 31, 1994, 1993, and 1992
                                                       Consolidated Statement of Cash Flows for the
                                                        years ended December 31, 1994, 1993, and
                                                        1992
                                                       Consolidated Balance Sheet as of December 31,
                                                        1994 and 1993
                                                       Consolidated Statement of Shareholders' Equity
                                                        for the years ended December 31, 1994,
                                                        1993, and 1992
                                                       Information by Business Segment for the years
                                                        ended December 31, 1994, 1993, and 1992
                                                       Quarterly Results (Unaudited) for 1994 and 1993
                                                       Notes to Consolidated Financial Statements

            (a) 2.   Financial Statement Schedules     The schedules have been omitted as the required
                                                       information is not applicable, or not required.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  3.  Exhibits
     (3) Articles of Incorporation and By-Laws
         (a) Registrant's Restated Certificate of Incorporation as effective December 19, 1991 (filed as Exhibit (3)(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-5358, and incorporated herein by reference).
         (b) Registrant's By-Laws, including all amendments, as effective January 2, 1995.
         (c) Text of resolution adopted by the Board of Directors of Registrant on January 2, 1995, amending Registrant's By-Laws.
     (4) Instruments Defining the Rights of Security Holders, including
         Indentures
         (a) Credit Agreement dated as of January 28, 1993, among Registrant and seven banking institutions including Morgan Guaranty Trust Company of New York, as Agent (filed as Exhibit (4)(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-5358, and incorporated herein by reference).
         (b) Amendment No. 1 dated October 15, 1993, and Amendment No. 2 dated October 31, 1994, to Credit Agreement dated as of January 28, 1993, among Registrant and seven banking institutions.
         (c) Amended and Restated Rights Agreement dated December 4, 1987, and Amendment thereto dated March 5, 1990 (filed as Exhibit 4(a) and 4(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-5358, and incorporated herein by reference).
         (d) Lease dated as of December 14, 1987, between Registrant and Greyhound Real Estate Investment Six, Inc. (filed as Exhibit
              (4)(f) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, File No. 1-5358, and incorporated herein by reference).
         (e)  Note Agreement of Registrant dated May 15, 1991 (filed as Exhibit
              (19)(c) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, File No. 1-5358, and incorporated herein by reference).
         (f) Amendment effective December 31, 1991, to Registrant's Note Agreement dated as of May 15, 1991 (filed as Exhibit (19)(c) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992, File No. 1-5358, and incorporated herein by reference).
         (g) Amendment and Restatement dated May 15, 1991, of Registrant's Note Agreement dated January 18, 1980 (filed as Exhibit (19)(d) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, File No. 1-5358, and incorporated herein by reference).
         (h) Amendment effective December 31, 1991, to Registrant's May 15, 1991, Amended and Restated Note Agreement (filed as Exhibit
              (19)(d) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992, File No. 1-5358, and incorporated herein by reference).
         (i) Note Agreement of Registrant dated October 31, 1991 (filed as Exhibit (4)(l) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-5358, and incorporated herein by reference).
         (j) Note Agreement of Registrant dated December 2, 1991 (filed as Exhibit (4)(m) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-5358, and incorporated herein by reference).
    (10) Material Contracts
         (a) Employment Agreement dated October 3, 1994, between Registrant and Don R. O'Hare, Registrant's Chairman of the Board and Chief Executive Officer (filed as Exhibit (10)(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, File No. 1-5358, and incorporated herein by reference).*
         (b) Consulting Agreement dated October 1, 1989, between Registrant and Don R. O'Hare, Registrant's Chairman of the Board and Chief Executive Officer (filed as Exhibit (10)(d) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5358, and incorporated herein by reference).*
         (c) Amendments dated August 20, 1991, and November 1, 1991, to Consulting Agreement dated October 1, 1989, between Registrant and Don R. O'Hare, Registrant's Chairman of the Board and Chief Executive Officer (filed as Exhibit (10)(c) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-5358, and incorporated herein by reference).*


*Management contract or compensatory plan.

         (d) Amendment dated August 20, 1993, to Consulting Agreement dated October 1, 1989, between Registrant and Don R. O'Hare, Registrant's Chairman of the Board and Chief Executive Officer (filed as Exhibit (10)(d) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5358, and incorporated herein by reference.)*
         (e)  Agreement dated September 24, 1994, between Registrant and Harry
              C. Stonecipher, Registrant's former Chairman of the Board, President and Chief Executive Officer, providing for Mr. Stonecipher's early retirement from his employment with the Registrant (filed as Exhibit (10)(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, File No. 1-5358, and incorporated herein by reference).*
         (f) Agreement dated June 19, 1988, between Registrant and Paul Donovan, Registrant's Executive Vice President and Chief Financial Officer, regarding Registrant's repurchase of shares of restricted stock (filed as Exhibit (10)(h) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5358, and incorporated herein by reference).*
         (g) Amended and Restated Employment Agreement dated August 18, 1992, between Registrant and Robert J. Smuland, Registrant's Executive Vice President and Chief Operating Officer, Aerospace (filed as Exhibit (19)(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992, File No. 1-5358, and incorporated herein by reference).*
         (h) Form of Employment Agreement, including amendment thereto, between Registrant and each of Paul Donovan, Registrant's Executive Vice President and Chief Financial Officer, Berger G. Wallin, Registrant's Executive Vice President for Special Projects, Richard M. Schilling, Registrant's Vice President and General Counsel and Secretary, and DeWayne J. Fellows, Registrant's Vice President and Controller (filed as Exhibit
              (10)(g) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-5358, and incorporated herein by reference).*
         (i) Employment Agreement dated March 14, 1991, between Registrant and Gary J. Hedges, Registrant's Vice President, Personnel and Public Relations (filed as Exhibit (10)(p) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-5358, and incorporated herein by reference).*
         (j) Employment Agreement dated February 21, 1995, between Registrant and Patrick L. Thomas, Registrant's Executive Vice President and Chief Operating Officer, Industrial.*
         (k) Amended and Restated Labinal/Sundstrand APU Agreement dated October 3, 1994, between Registrant and Turbomeca Engine Corporation regarding a jointly owned sales company that markets and sells auxiliary power units for commercial aerospace applications.
         (l) Stock, Note and Real Property Purchase Agreement dated July 14, 1993, between Registrant and AlliedSignal Inc. providing for Registrant's sale to AlliedSignal Inc. of Registrant's Data Control division (filed as Exhibit (10)(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, File No. 1-5358, and incorporated herein by reference).
         (m) Registrant's Stock Incentive Plan effective December 1, 1992 (filed as Exhibit (10)(l) to Registrant's Annual Report for the fiscal year ended December 31, 1992, File No. 1-5358, and incorporated herein by reference).*
         (n) Registrant's Nonemployee Director Stock Option Plan effective August 1, 1994, subject to stockholder approval of the plan at the April 18, 1995, Annual Meeting of Stockholders (filed as Exhibit A to Registrant's Proxy Statement dated March 7, 1995,
              File No.  1-5358, and incorporated herein by reference).*
         (o)  Registrant's Nonemployee Director Compensation Plan effective
              August 1, 1994 (filed as Exhibit B to Registrant's Proxy
              Statement dated March 7, 1995, File No. 1-5358, and incorporated herein by reference.)*
         (p) Registrant's 1989 Restricted Stock Plan as adopted April 20, 1989, by the stockholders of Registrant (filed as Exhibit (10)(v) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5358, and incorporated herein by reference).*
         (q) Registrant's 1982 Restricted Stock Plan as adopted on April 15, 1982, by the stockholders of Registrant, including all amendments through April 16, 1986 (filed as Exhibit (10)(c) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1982, File No. 1-5358, and incorporated herein by reference).*


*Management contract or compensatory plan.

         (r) Text of resolution adopted by the Board of Directors of Registrant on April 17, 1986, amending Registrant's 1982 Restricted Stock Plan (filed as Exhibit (10)(c) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, File No. 1- 5358, and incorporated herein by reference).*
         (s) Text of resolution adopted by the Board of Directors of Registrant on August 7, 1990, amending Registrant's 1982 and 1989 Restricted Stock Plans (filed as Exhibit (19)(f) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, File No. 1-5358, and incorporated herein by reference).*
         (t) Text of resolution adopted by the Board of Directors of Registrant on November 30, 1989, and December 1, 1989, establishing an Officer Incentive Compensation Plan (filed as Exhibit (10)(cc) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5358, and incorporated herein by reference).*
         (u) Text of resolution adopted by the Board of Directors of Registrant on February 19, 1991, amending Registrant's Officer Incentive Compensation Plan (filed as Exhibit (10)(hh) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-5358, and incorporated herein by reference).*
         (v) Text of resolution adopted by the Board of Directors of Registrant on July 16, 1989, adopting a Director Emeritus Retirement Plan and copy of such plan as effective July 20, 1989 (filed as Exhibit (10)(dd) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5358, and incorporated herein by reference).*
         (w) Text of resolution adopted by the Board of Directors of Registrant on October 17, 1984, establishing a 1984 Elected Officers' Loan Program (filed as Exhibit (10)(i) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1984, File No. 1-5358, and incorporated herein by reference).*
         (x) Text of resolution adopted by the Board of Directors of Registrant on October 15, 1991, amending the 1984 Elected Officers' Loan Program (filed as Exhibit (10)(ff) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-5358, and incorporated herein by reference).*
  (11) Computation of Fully Diluted Earnings Per Share (Unaudited) for the quarters ended December 31, 1994 and 1993, and for the years ended December 31, 1994 and 1993.
  (13)   Annual Report to Stockholders for the year ended December 31, 1994.
  (21)   Subsidiaries of Registrant
  (23)   Consents of Experts and Counsel
         (a)  Consent of Independent Auditors (Ernst & Young LLP).
  (24)   Powers of Attorney
  (27)   Financial Data Schedule
  (99)   Additional Exhibits
         (a) Undertakings (filed as Exhibit (28)(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1982, File No. 1-5358, and incorporated herein by reference).

  (b)    Reports on Form 8-K
         None



*Management contract or compensatory plan.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of March, 1995.


                                         SUNDSTRAND CORPORATION
                                              (Registrant)

                                     By  /s/   Paul Donovan
                                         -----------------------------------
                                               PAUL DONOVAN
                                          EXECUTIVE VICE PRESIDENT
                                           AND CHIEF FINANCIAL OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Don R. O'Hare                                        )
Chairman of the Board                                )
and Chief Executive Officer                          )
                                                     )
Paul Donovan                                         )
Executive Vice President                             )
and Chief Financial Officer                          )
                                                     )
DeWayne J. Fellows                                   )
Vice President and Controller                        )
                                                     )
Gerald Grinstein                                     )
Director                                             )
                                                     )
Charles Marshall                                     )      March  10, 1995
Director                                             )
                                                     )
Klaus H. Murmann                                     )
Director                                             )
                                                     )
Donald E. Nordlund                                   )
Director                                             )
                                                     )
Thomas G. Pownall                                    )
Director                                             )
                                                     )
Ward Smith                                           )
Director                                             )
                                                     )
Robert J. Smuland                                    )
Director                                             )
                                                     )
Berger G. Wallin                                     )
Director                                             )


By:  /s/    Paul Donovan
   ----------------------------------------------------
            PAUL DONOVAN, ATTORNEY-IN-FACT