Form 10-Q
period 1995-03-31
SUNDSTRAND CORP /DE/
filed 1995-05-09
CIK 95395

                              FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1995

                                 OR

       [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________.

                    Commission file number 1-5358

                       Sundstrand Corporation
_________________________________________________________________
       (Exact name of registrant as specified in its charter)

          Delaware                              36-1840610
_______________________________            ______________________
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification No.)

 4949 Harrison Avenue, P.O. Box 7003, Rockford, IL  61125-7003
_________________________________________________________________
    (Address of principal executive offices and zip code)

                        (815) 226-6000
_________________________________________________________________
      (Registrant's telephone number, including area code)

                         _____________

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

          Class                       Outstanding at May 2, 1995
__________________________            ___________________________
Common Stock, par value
  $.50 per share                               31,687,699

                       SUNDSTRAND CORPORATION

                              FORM 10-Q

                For the Quarter Ended March 31, 1995


                                INDEX


Part I.   Financial Information                              Page

            Item 1.  Financial Statements                      3

            Item 2.  Management's Discussion and
                     Analysis of Financial Condition
                     and Results of Operations                 8

Part II.  Other Information

            Item 1.  Legal Proceedings                        11

            Item 6.  Exhibits and Reports on Form 8-K         11

Signatures                                                    12

                      PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.
SUNDSTRAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

                                                 Three Months Ended
                                                     March 31,
                                                 ------------------
(Amounts in millions except per share data)       1995      1994
- - -------------------------------------------------------------------

Net sales                                        $  346    $  324

Costs, expenses, and other income:
  Costs of products sold                            226       224
  Marketing and administration                       75        69
  Restructuring charge                               58         -
  Interest expense                                    9         6
  Interest income                                    (1)       (1)
  Other, net                                          1        (2)
                                                 ------    ------
                                                    368       296
                                                 ------    ------
Earnings (loss) before income taxes                 (22)       28
Less income taxes                                    (4)       10
                                                 ------    ------
Net earnings (loss)                              $  (18)   $   18
                                                 ======    ======

Weighted-average number of common
 shares outstanding                                31.6      33.1

Earnings (loss) per share                        $ (.59)   $  .54
                                                 ======    ======
Cash dividends per common share                  $  .30    $  .30
                                                 ======    ======

SUNDSTRAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                                  Three Months Ended
                                                       March 31,
                                                  ------------------
(Amounts in millions)                              1995       1994
- - --------------------------------------------------------------------

Cash flow from operating activities:
  Net earnings (loss)                             $ (18)    $  18
  Adjustments to reconcile net earnings
       (loss) to net  cash provided by
       operating activities:
     Depreciation                                    16        18
     Amortization                                     4         5
     Deferred income taxes                          (20)       (2)
     Change in operating assets and liabilities
         excluding the effects of acquisitions
         and divestitures:
       Accounts receivable                            4         9
       Inventories                                  (27)        2
      Other assets                                   (4)        3
      Accounts payable                                5         4
      Accrued expenses                               84       (21)
     Other                                           (3)        1
                                                  -----     -----
      Total adjustments                              59        19
                                                  -----     -----
NET CASH PROVIDED BY OPERATING ACTIVITIES            41        37
                                                  -----     -----
Cash flow from investing activities:
  Cash paid for property, plant, and equipment      (11)       (9)
  Proceeds from sale of property, plant, and
    equipment                                         1         2
  Investment in IRB trust                            (6)        -
  Investment in equity companies                     (1)        -
  Cash paid for HMD-Kontro, net of cash acquired      -       (25)
                                                  -----     -----
NET CASH USED FOR INVESTING ACTIVITIES              (17)      (32)

Cash flow from financing activities:
  Net borrowings (payments) supported by lines
    of credit                                       (23)       22
  Issuance of long-term debt                          8         -
  Principal payments on long-term debt               (3)       (1)
  Proceeds from stock options exercised               2         -
  Additional debt for HMD-Kontro acquisition          -        25
  Purchase of treasury stock                          -       (38)
  Dividends paid                                    (10)      (10)
                                                  -----     -----
NET CASH USED FOR FINANCING ACTIVITIES              (26)       (2)
                                                  -----     -----

Effect of exchange rate changes on cash              (1)       (2)
                                                  -----     -----

  Increase (decrease) in cash and cash
    equivalents                                      (3)        1
  Cash and cash equivalents at January 1             66        15
                                                  -----     -----

CASH AND CASH EQUIVALENTS AT MARCH 31             $  63     $  16
                                                  =====     =====
Supplemental cash flow information:
  Interest paid                                   $   4     $   1
  Income taxes paid                               $   6     $  37



SUNDSTRAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                   March 31,    December 31,
(Amounts in millions)                                   1995            1994
- - ----------------------------------------------------------------------------

Assets
Current Assets
  Cash and cash equivalents                        $    63      $    66
  Accounts receivable, net                             292          293
  Inventories, net of progress payments                335          307
  Deferred income taxes                                 55           55
  Other current assets                                  19           14
                                                   -------      -------
     Total current assets                              764          735

Property, Plant, and Equipment, net                    456          459
Intangible Assets, net                                 285          286
Deferred Income Taxes                                   82           62
Other Assets                                            51           45
                                                   -------      -------
                                                   $ 1,638      $ 1,587
                                                   =======      =======

Liabilities and Shareholders' Equity

Current Liabilities
  Notes payable                                    $   171      $   194
  Long-term debt due within one year                     8           11
  Accounts payable                                     101           95
  Income taxes payable                                  10            -
  Accrued salaries, wages, and commissions              30           23
  Accrued postretirement benefits other
    than pensions                                       19           19
  Other accrued liabilities                            107           90
                                                   -------      -------
     Total current liabilities                         446          432

Long-Term Debt                                         243          236
Accrued Postretirement Benefits Other
   Than Pensions                                       360          357
Other Liabilities                                      116           68

Shareholders' Equity
  Common stock, at par value                            19           19
  Other shareholders' equity                           454          475
                                                   -------      -------
                                                       473          494
                                                   -------      -------
                                                   $ 1,638      $ 1,587
                                                   =======      =======

The financial information contained herein is unaudited but, in the opinion of the management of the Registrant, includes all adjustments (all of which are normal recurring adjustments) necessary for a fair presentation of the results of operations for the periods indicated.

Notes to Consolidated Financial Statements
(Unaudited)

ACCOUNTING POLICIES
The financial statements should be read in conjunction with the Registrant's Annual Report on Form 10-K for the year ended
December 31, 1994.

PRINCIPLES OF CONSOLIDATION provide for the inclusion of the accounts of Sundstrand Corporation and all subsidiaries. All intercompany transactions are eliminated in consolidation.

CASH EQUIVALENTS are considered by the Registrant to be all highly liquid debt instruments purchased with original maturities of three months or less.

INVENTORIES
The components of inventories at March 31, 1995, and December 31,
1994, were:
                                               March 31,      December 31,
(Amounts in millions)                               1995              1994
- - --------------------------------------------------------------------------

Raw materials                                  $     54       $     49
Work in process                                     132            117
Finished goods and parts                            166            155
                                               --------       --------
                                                    352            321
Less progress payments                               17             14
                                               --------       --------
                                               $    335       $    307
                                               ========       ========

  Prior to the application of progress payments, the inventories shown above included costs related to long-term contracts of $56 million and $51 million, at March 31, 1995, and December 31,
1994, respectively.


RESTRUCTURING
On February 21, 1995, the Registrant's Board of Directors approved a restructuring plan which resulted in a first quarter pretax charge of $58 million. The charge was taken to reduce excess manufacturing and engineering capacity, caused by recent reductions in manufacturing volume and increases in manufacturing productivity, and to write-down the assets of two non-core product lines in anticipation of their divestiture. The charge consisted of $27 million in termination benefits for approximately 500 employees, primarily consisting of workers at the Registrant's Lima, Ohio, facility and engineering personnel throughout the Aerospace organization. Also included in the charge was $26 million for the write-down of the assets of the Lima facility and the two non-core product lines, as well as $5 million for demolition of the Lima facility. The shutdown and demolition of the Lima facility is expected to be completed by the end of 1996; the termination of engineering personnel is expected to be completed during late 1995 or early 1996; and efforts are currently under way to divest the two non-core product lines. The anticipated net effects of related expenses which are not subject to accrual, cost savings, and non-recurring gains are a pretax loss of $7 million in 1995 and pretax earnings of $20 million and $25 million in 1996 and 1997, respectively. The restructuring is expected to reduce cash flow by about $16 million in 1995 and provide a cash flow benefit of about $8 million in 1996 and $13 million in 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The financial information for the quarter ended March 31, 1995, as compared with the financial information for the quarter ended March 31, 1994, and the balance sheet at December 31, 1994, is discussed below, and should be read in conjunction with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and the financial data as presented in Item 1 above.

RESULTS OF OPERATIONS
Sales in the first quarter of 1995 increased by 7 percent to $346 million from sales of $324 million in the first quarter of 1994. Aerospace segment sales decreased $10 million to $157 million in the first quarter of 1995 from $167 million in the first quarter of 1994. Industrial segment sales increased to $189 million in the first quarter of 1995, an increase of $32 million from first quarter 1994 sales of $157 million.

The Registrant recorded a net loss of $18 million, or $.59 per share, in the first quarter of 1995, primarily as a result of a $58 million pretax restructuring charge taken to reduce excess manufacturing capacity and engineering costs and to write-down the assets of two non-core product lines in anticipation of their divestiture. Excluding the effects of this restructuring, first quarter 1995 net income increased to $22 million, or $.70 per share, compared with $18 million, or $.54 per share, in the first quarter of 1994. This increase was attributable primarily to improved sales and operating profit in the Industrial segment, partially offset by higher interest expense.

RESTRUCTURING
On February 21, 1995, the Registrant's Board of Directors approved a restructuring plan which resulted in a first quarter pretax charge of $58 million. The charge was taken primarily to reduce excess manufacturing and engineering capacity caused by recent reductions in manufacturing volume and increases in manufacturing productivity. Included in the charge are one-time costs for the closure of the Registrant's Lima, Ohio, manufacturing facility, the reduction of engineering costs, and the write-down of the assets of two non-core product lines in anticipation of their divestiture. The charge consisted of $27 million in termination benefits for approximately 500 employees, primarily consisting of workers at the Registrant's Lima, Ohio, facility and engineering personnel throughout the Aerospace organization. Also included in the charge was $26 million for the write-down of the assets of the Lima facility and the two non-core product lines, as well as $5 million for demolition of the Lima facility. Additionally, the plan specifies the relocation of approximately 40 employees. The anticipated net effects of related expenses which are not subject to accrual, cost savings, and non-recurring gains are a pretax loss of $7 million in 1995 and pretax earnings of $20 million and $25 million in 1996 and 1997, respectively. The restructuring is expected to reduce cash flow by about $16 million in 1995 and provide a cash flow benefit of about $8 million in 1996 and $13 million in 1997. The 1995 cash outflow will be funded by cash flow from operations and the Registrant's commercial paper program.

ORDERS
Unfilled orders increased to $968 million at March 31, 1995, from $747 million at December 31, 1994. Incoming orders were $567 million in the first quarter of 1995, a $232 million increase from incoming orders of $335 million in the first quarter of 1994. The increase in both unfilled orders and incoming orders was due primarily to a $172 million long-term contract to provide the propulsion system for the United Kingdom's Royal Navy Spearfish heavyweight torpedo program. Improved orders at all the Industrial businesses also contributed to the increase.

INDUSTRIAL OVERVIEW
Industrial segment sales, excluding acquisitions and divestitures, increased 20 percent in the first quarter compared with the first quarter of 1994. Falk's first quarter sales increased 17 percent, excluding the 1994 divestiture of Falk-Brazil, while sales at Sullair improved 29 percent. Milton Roy sales rose 14 percent, excluding sales from HMD Group Limited and the business of the Kontro Company (HMD-Kontro) which were acquired in March of 1994. Industrial operating profit in the first quarter of 1995 was $33 million, or 17.5 percent of sales, excluding the write-down of a non-core product line, compared with operating profit in the first quarter of 1994 of $22 million, or 14.0 percent of sales. Total Industrial orders, excluding acquisitions and divestitures, were up 27 percent in the first quarter compared with the same period in 1994 reflecting improvements in the U.S. and European economies and increasing capital project activity in emerging markets.

AEROSPACE OVERVIEW
First quarter Aerospace segment sales declined 6 percent, reflecting a 17 percent decrease in military sales and a 1 percent increase in commercial sales. Commercial aftermarket sales rose approximately 11 percent while commercial original equipment manufacturer sales declined 10 percent, reflecting lower levels of production for commercial aircraft. Aerospace operating profit in the first quarter of 1995 was $15 million, or
9.6 percent of sales, excluding the impact of the restructuring, compared with operating profit in the first quarter of 1994 of $15 million, or 9.0 percent of sales. Total Aerospace orders were $194 million higher than the same period in 1994 primarily driven by the previously mentioned $172 million order for torpedo propulsion equipment.

LIQUIDITY & CAPITAL RESOURCES
Working capital increased by $15 million to $318 million at March 31, 1995, compared with $303 million at December 31, 1994. The increase was due primarily to higher inventories and lower notes payable partially offset by an increase in income taxes payable and the current portion of the restructuring reserve. The increase in inventories was due primarily to increased sales and order activity while the increase in income taxes payable was related to the first quarter estimated federal income tax payment not being paid until the second quarter.

Net cash provided by operating activities was $41 million for the first quarter of 1995 compared with $37 million for the first quarter of 1994. The increase was due primarily to the absence in 1995 of a $35 million cash payment made during the first quarter of 1994 for income taxes on the gain from the sale of Sundstrand Data Control (SDC) which was partially offset in the first quarter of 1995 by cash used to increase inventories. Fluctuations in the cash flow related to net earnings (loss), deferred income taxes, and accrued expenses (excluding the previously mentioned fluctuation in taxes paid on the gain from the sale of SDC) were due primarily to the restructuring charge. However, the restructuring charge had no net effect on cash provided by operating activities in the first quarter of 1995.

In the quarter ended March 31, 1995, the Registrant used $17 million of cash for investing activities primarily for the purchase of fixed assets and for the formation of an industrial revenue bond (IRB) trust related to capital improvements at the Registrant's Auburn, Alabama, facility. Net cash used for financing activities was $26 million in the first three months of 1995 and consisted primarily of cash used to reduce commercial paper borrowings and to pay dividends partially offset by the issuance of the Auburn, Alabama, IRB. The Registrant used $32 million of cash for investing activities in the first quarter of 1994 primarily for the acquisition of HMD-Kontro. Net cash used for financing activities in the first three months of 1994 was $2 million as common stock repurchases and dividend payments were largely offset by an increase in net commercial paper borrowings, including debt resulting from the HMD-Kontro acquisition.

The Registrant did not repurchase any of its common stock in the first quarter of 1995. As of March 31, 1995, the Registrant had repurchased approximately 5 million shares of the 10 million shares authorized for repurchase by the Board of Directors. The Registrant plans to continue to repurchase stock on an opportunistic basis.

On April 18, 1995, the Board of Directors declared a quarterly cash dividend of $.30 per share payable on June 20, 1995, to holders of record on June 6, 1995. It will be the 204th consecutive quarter that the Registrant has paid a dividend.

On March 31, 1995, the Registrant's ratio of total debt to total capital was 47.2 percent compared with 47.1 percent at December
31, 1994.

OUTLOOK
In its quarterly earnings release of April 17, 1995, the Registrant increased its 1995 full-year earnings forecast before restructuring actions and share repurchases to a range of between $3.55 and $3.75 per share. The previous range was $3.25 to $3.45 per share. The Registrant also disclosed that the Aerospace operating profit margin for 1995 is still projected to be approximately 13 percent on flat sales, excluding the effects of the restructuring. This margin is projected to improve in 1996, and is expected to return to historical levels as the benefits from the current restructuring take effect. Due to the strength being experienced at Falk and Sullair, full-year Industrial sales are now projected to be approximately 15 percent higher than the levels achieved during 1994 and operating profit is expected to exceed 17 percent of sales, excluding the write-down of a non-core product line.

                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Registrant has disclosed various legal proceedings in its Annual Report on Form 10-K for the fiscal year ended December 31, 1994. There have been no material changes in those proceedings or other material legal developments since that time.

Item 6.  Exhibits and Reports on Form 8-K.

  (a) Exhibits

     (3)  Articles of Incorporation and By-laws

       (a) Text of resolution adopted by the Board of Directors of Registrant on April 18, 1995, amending
            Registrant's By-laws.

       (b) Registrant's By-laws, including all amendments, as effective April 18, 1995.

     (10) Material Contracts

       (a)  Employment Agreement dated April 18, 1995, between
            Registrant and James F. Ricketts, Registrant's Vice
            President and Treasurer.

       (b) Text of Resolution adopted by the Board of Directors of Registrant on April 18, 1995, amending
            Registrant's Stock Incentive Plan.

     (11) Statement Re Computation of Per Share Earnings

       (a)  Computation of Fully Diluted Earnings Per Share
            (Unaudited) for the quarters ended March 31, 1995 and 1994.

     (27) Financial Data Schedule

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


                                        Sundstrand Corporation
                                    -----------------------------
                                              (Registrant)




Date: May 8, 1995                   /s/ Richard M. Schilling
                                    ----------------------------
                                    Richard M. Schilling

                                    Vice President and General
                                    Counsel and Secretary






Date: May 8, 1995                   /s/ DeWayne J. Fellows
                                    -----------------------------
                                    DeWayne J. Fellows
                                    Vice President and Controller