Form 10-Q
period 1995-06-30
SUNDSTRAND CORP /DE/
filed 1995-08-04
CIK 95395

                             FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1995

                                OR

      [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________.

                   Commission file number 1-5358

                      Sundstrand Corporation
       ______________________________________________________
       (Exact name of registrant as specified in its charter)

            Delaware                             36-1840610
_______________________________              ___________________
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

   4949 Harrison Avenue, P.O. Box 7003, Rockford, IL  61125-7003
   _____________________________________________________________
       (Address of principal executive offices and zip code)

                        (815) 226-6000
        ____________________________________________________
        (Registrant's telephone number, including area code)

                         _____________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  X       No
                           ___         ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                       Outstanding at July 31, 1995
_______________________             ____________________________
Common Stock, par value
    $.50 per share                              31,319,461

                      SUNDSTRAND CORPORATION

                             FORM 10-Q

                For the Quarter Ended June 30, 1995


                               INDEX


                                                              Page

Part I.   Financial Information

            Item 1.  Financial Statements                       3

            Item 2.  Management's Discussion and
                     Analysis of Financial Condition
                     and Results of Operations                  8

Part II.  Other Information

            Item 1.  Legal Proceedings                         12

            Item 4.  Submission of Matters to a Vote
                     of Security Holders                       12

            Item 6.  Exhibits and Reports on Form 8-K          13

Signatures                                                     14

                     PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.
SUNDSTRAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                                          Three Months           Six Months
                                         Ended June 30,        Ended June 30,
(Amounts in millions except            -----------------     -----------------
  per share data)                       1995       1994       1995       1994
______________________________________________________________________________

Net sales                              $  377     $  331     $  723     $  655

Costs, expenses, and other income:
     Costs of products sold               247        221        473        445
     Marketing and administration          77         73        152        142
     Restructuring charge                   3          -         61          -
     Interest expense                       8          8         17         14
     Interest income                       (1)        (2)        (2)        (3)
     Other, net                            (1)         1          -         (1)
                                       ------     ------     ------     ------
                                          333        301        701        597
                                       ------     ------     ------     ------

Earnings before income taxes               44         30         22         58

Less income taxes                          17         11         13         21
                                       ------     ------     ------     ------
Net earnings                           $   27     $   19     $    9     $   37
                                       ======     ======     ======     ======

Weighted-average number of common
  shares outstanding                     31.6       33.0       31.6       33.0

Earnings per share                     $  .88     $  .58     $  .29     $ 1.12
                                       ======     ======     ======     ======

Cash dividends per common share        $  .30     $  .30     $  .60     $  .60
                                       ======     ======     ======     ======

SUNDSTRAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                                            Six Months Ended
                                                                June 30,
                                                           ------------------
(Amounts in millions)                                        1995       1994
_____________________________________________________________________________

Cash flow from operating activities:
   Net earnings                                             $    9     $   37
   Adjustments to reconcile net earnings to
   net cash provided by operating activities:
      Depreciation and amortization                             40         40
      Deferred income taxes                                    (22)       (11)
      Change in operating assets and liabilities excluding
         the effects of acquisitions and divestitures:
            Accounts receivable                                 12         14
            Inventory                                          (37)        10
            Other assets                                         5         (1)
            Accounts payable                                     3          1
            Accrued expenses                                    79        (50)
      Other                                                     (5)         5
                                                            ------     ------
         Total adjustments                                      75          8
                                                            ------     ------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       84         45
                                                            ------     ------

Cash flow from investing activities:
   Cash paid for property, plant, and equipment                (23)       (22)
   Proceeds from sale of assets                                  7          5
   Cash paid for HMD-Kontro, net of cash acquired                -        (25)
   Investment in IRB trust                                      (5)         -
   Investment in equity companies                               (1)         -
                                                            ------     ------
NET CASH USED FOR INVESTING ACTIVITIES                         (22)       (42)
                                                            ------     ------

Cash flow from financing activities:
   Net borrowings (payments) supported by lines of credit      (32)        80
   Principal payments on long-term debt                         (4)        (1)
   Issuance of long-term debt                                    8          -
   Additional debt for HMD-Kontro acquisitions                   -         25
   Purchase of treasury stock                                  (13)       (38)
   Proceeds from stock options exercised                         2          -
   Dividends paid                                              (19)       (20)
                                                            ------     ------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES           (58)        46
                                                            ------     ------

Effect of exchange rate changes on cash                         (5)       (11)
                                                            ------     ------
   Increase (decrease) in cash and cash equivalents             (1)        38
   Cash and cash equivalents at January 1                       66         15
                                                            ------     ------
CASH AND CASH EQUIVALENTS AT JUNE 30                        $   65     $   53
                                                            ======     ======
Supplemental cash flow information:
   Interest paid                                            $   17     $   15
   Income taxes paid                                        $   30     $   65


SUNDSTRAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                        June 30,   December 31,
(Amounts in millions)                                     1995         1994
_______________________________________________________________________________

Assets

Current Assets
  Cash and cash equivalents                                $    65    $    66
  Accounts receivable, net                                     284        293
  Inventories, net of progress payments                        346        307
  Deferred income taxes                                         58         55
  Other current assets                                          15         14
                                                           -------    -------
    Total current assets                                       768        735

Property, Plant, and Equipment, net                            450        459
Intangible Assets, net                                         282        286
Deferred Income Taxes                                           82         62
Other Assets                                                    42         45
                                                           -------    -------
                                                           $ 1,624    $ 1,587
                                                           =======    =======

Liabilities and Shareholders' Equity

Current Liabilities
  Notes payable                                            $   162    $   194
  Long-term debt due within one year                             8         11
  Accounts payable                                              99         95
  Accrued salaries, wages, and commissions                      28         23
  Accrued postretirement benefits other than pensions           17         19
  Other accrued liabilities                                    115         90
                                                           -------    -------
    Total current liabilities                                  429        432

Long-Term Debt                                                 242        236
Accrued Postretirement Benefits Other Than Pensions            362        357
Other Liabilities                                              114         68

Shareholders' Equity
  Common stock, at par value                                    19         19
  Other shareholders' equity                                   458        475
                                                           -------    -------
                                                               477        494
                                                           -------    -------
                                                           $ 1,624    $ 1,587
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ACCOUNTING POLICIES
The financial statements are condensed and should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1994.

PRINCIPLES OF CONSOLIDATION provide for the inclusion of the accounts of Sundstrand Corporation and all subsidiaries. All intercompany transactions are eliminated in consolidation.

CASH EQUIVALENTS are considered by the Registrant to be all highly liquid debt instruments purchased with original maturities of three months or less.

INVENTORIES
The components of inventories at June 30, 1995, and December 31,
1994, were as follows:
                                                June 30,    December 31,
(Amounts in millions)                               1995            1994
________________________________________________________________________

Raw materials                                   $    57     $    49
Work in process                                     128         117
Finished goods and parts                            178         155
                                                -------     -------
                                                    363         321
Less progress payments                               17          14
                                                -------     -------
                                                $   346     $   307
                                                =======     =======

Prior to the application of progress payments, the inventories shown above included costs related to long-term contracts of $59 million and $51 million, at June 30, 1995, and December 31, 1994, respectively.


RESTRUCTURING
On February 21, 1995, the Registrant's Board of Directors approved a restructuring plan which resulted in a first quarter pretax charge of $58 million. The charge was taken to reduce excess manufacturing and engineering capacity caused by reductions in manufacturing volume and increases in manufacturing productivity, and to write down the assets of Milton Roy's Spectronic Instruments business (Spectronic) and a non-core Aerospace product line in anticipation of their divestiture. An additional $3 million pretax charge was recorded in the second quarter related to the anticipated disposition of Spectronic and a non-core Aerospace product line resulting in total year-to-date restructuring charges of $61 million. The year-to-date charges included $27 million in termination benefits for approximately 500 employees, primarily consisting of workers at the Registrant's Lima, Ohio, facility and engineering personnel throughout the Aerospace organization. Also included in the charge was $29 million for the write-down of the assets of the Lima facility, Spectronic, and a non-core Aerospace product line, as well as $5 million for disposition of the Lima facility. The shutdown and disposition of the Lima facility are expected to be completed by the end of 1996; the sale of Spectronic was completed on July 12, 1995; and efforts are currently under way to divest the Aerospace non-core product line. Based on the current status of funded development programs, the termination of development engineers originally scheduled for late 1995 or early 1996 has been delayed. This delay has reduced the anticipated, restructuring-related 1995 cash outflow, 1996 cost savings, and 1996 cash flow benefits. However, these 1996 reductions should be essentially offset by improved operating results from increased levels of funded development programs. The current anticipated net effects of related expenses which are not subject to accrual, cost savings, and non-recurring gains are a pretax loss of $6 million in 1995 and pretax earnings of $9 million and $25 million in 1996 and 1997, respectively. The restructuring is expected to reduce cash flow by about $13 million in 1995 and $1 million in 1996 and provide a cash flow benefit of about $13 million in 1997.

During the second quarter of 1995 approximately $1 million was charged against the restructuring liability, including costs to terminate 31 employees. Additionally, approximately $1 million was charged directly to earnings related primarily to the movement of equipment from Lima to other manufacturing sites.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

The financial information for the quarter ended June 30, 1995, as compared to the financial information for the quarter ended June 30, 1994, and the balance sheet at December 31, 1994, is discussed below, and should be read in conjunction with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and the financial data as presented in Item 1 above.

RESULTS OF OPERATIONS
Second quarter 1995 sales increased to $377 million from $331 million in 1994. This increase was due primarily to improved Industrial segment sales which increased by $36 million to $201 million compared with $165 million in 1994. All three Industrial businesses contributed to the sales increase. Aerospace segment sales for the second quarter of 1995 increased by $10 million to $176 million compared with $166 million in the same period of 1994. The Aerospace increase was due to increased commercial sales, partially offset by lower military sales.

Second quarter net earnings were $27 million, or $.88 per share compared with $19 million, or $.58 per share in 1994. The $8 million increase was due primarily to increased Industrial and Aerospace commercial aftermarket sales and the corresponding improvement in operating profit, partially offset by an additional charge of approximately $2 million after taxes related to the write down of assets of Milton Roy's Spectronic Instruments business and a remaining non-core Aerospace product line in anticipation of their divestiture. Additionally, approximately $1 million after taxes of restructuring-related period expenses were recognized as incurred in the second quarter.

Sales for the first half of 1995 were $723 million compared with $655 million in the first half of 1994. The Industrial segment had improved sales from all three businesses which resulted in total sales of $390 million in the first six months of 1995 compared with $322 million in the first six months of 1994. Aerospace segment sales for the first half of both 1995 and 1994 were $333 million, with improvement in the commercial market offset by lower military sales.

Net earnings for the first six months of 1995 were $9 million, or $.29 per share, which included pretax restructuring charges of $61 million. Excluding these charges and the related period costs, net income for the first half of 1995 was $52 million, or $1.65 per share, compared with $37 million, or $1.12 per share in the same 1994 period. Improved sales and the resulting improvement in operating profitability in both the Industrial segment and the commercial aftermarket portion of the Aerospace segment, were primarily responsible for this earnings increase.

RESTRUCTURING
As previously discussed, on February 21, 1995, the Registrant's Board of Directors approved a restructuring plan which resulted in a first quarter pretax charge of $58 million, including $12 million related to the anticipated disposition of Milton Roy's Spectronic Instruments business and a non-core Aerospace product line. An additional $3 million pretax charge was recorded in the second quarter related to the anticipated dispositions resulting in total year-to-date restructuring charges of $61 million.
Based on the current status of funded development programs, the termination of development engineers originally scheduled for late 1995 or early 1996 has been delayed. This delay has reduced the anticipated 1995 cash outflow, 1996 cost savings, and 1996 cash flow benefits. However, these 1996 reductions will be essentially offset by improved operating results from increased levels of funded development programs. The current anticipated net effects of related expenses which are not subject to accrual, cost savings, and non-recurring gains are a pretax loss of $6 million in 1995 and pretax earnings of $9 million and $25 million in 1996 and 1997, respectively. The restructuring is expected to reduce cash flow by about $13 million in 1995 and $1 million in 1996 and provide a cash flow benefit of about $13 million in 1997. Also during the second quarter, approximately $1 million was charged against the restructuring liability, including costs to terminate 31 employees. Additionally, approximately $1 million was charged directly to earnings related primarily to the movement of equipment from Lima to other manufacturing sites.

ORDERS
Incoming orders for second quarter 1995 were $355 million compared with $323 million in the second quarter of 1994. New orders for the six months ended June 30, 1995, were $922 million, up from $658 million for the same period last year, due in part to a $172 million long-term contract to provide the propulsion system for the United Kingdom's Royal Navy Spearfish heavyweight torpedo program. Total unfilled orders at June 30, 1995, were $946 million, compared with $685 million at June 30, 1994, and $747 million at December 31, 1994.

INDUSTRIAL OVERVIEW
Industrial segment sales increased 22 percent compared with the second quarter of 1994. Second quarter sales at both Falk and Sullair increased more than 25 percent, while sales at Milton Roy improved by more than 15 percent. Industrial operating profit in the second quarter of 1995 was $36 million. Adjusted for the additional Spectronic restructuring accrual, the operating profit margin was 18.4 percent of sales, compared with operating profit in the second quarter of 1994 of $27 million, or 16.4 percent of sales. Total Industrial orders were up 12 percent in the second quarter compared with the same period in 1994 reflecting continuing strength in our U. S. markets, improving European economies, and increasing capital project activity in emerging markets.

AEROSPACE OVERVIEW
Second quarter Aerospace segment sales increased by 6 percent compared with the second quarter of 1994, reflecting a 17 percent increase in commercial sales offset by an 11 percent decline in military sales. Commercial aftermarket sales rose 20 percent while commercial original equipment manufacturer sales increased 13 percent, reflecting continuing improvements in commercial aerospace markets. Aerospace operating profit in the second quarter of 1995 was $20 million. Excluding restructuring-related charges, operating profit was $22 million, or 12.6 percent of sales, compared with operating profit of $15 million, or 9.0 percent of sales, in the second quarter of 1994, and $15 million, or 9.6 percent of sales in the first quarter of 1995. The second quarter results for 1995 included approximately $1 million of restructuring-related period costs. Aerospace incoming orders of $160 million in the second quarter of 1995 were up 6 percent compared with $151 million in the second quarter of 1994.

LIQUIDITY & CAPITAL RESOURCES
Working capital was $339 million at June 30, 1995, an increase of $36 million compared with working capital of $303 million at December 31, 1994. Higher inventories and lower notes payable, partially offset by increased accrued liabilities were primarily responsible for the increase. Inventory increased in response to the increased sales and order activity while most of the change in accrued liabilities was due to the current portion of the restructuring reserve.

Net cash provided by operating activities for the first half of 1995 was $84 million compared with $45 million for the first six months of 1994. The $39 million increase in the 1995 period compared with 1994 was due primarily to improved net earnings excluding the restructuring and lower payments for income taxes, partially offset by increased inventory levels. The higher income tax payments in 1994 were due primarily to a $35 million payment made in the first quarter of 1994 related to the gain on the sale of Sundstrand Data Control (SDC). Fluctuations in the cash flow related to net earnings, deferred income taxes, and accrued expenses (excluding the previously mentioned fluctuation in taxes paid on the gain from the sale of SDC) were due primarily to the restructuring charge. However, the restructuring charge had no material effect on cash provided by operating activities in the first half of 1995.

In the first half of 1995, the Registrant used $22 million of cash for investing activities, primarily for the purchase of fixed assets. In the first six months of 1994 the Registrant used $42 million of cash for investing activities, primarily for the acquisitions of HMD Group Limited and the business of the Kontro Company (HMD-Kontro) and the purchase of fixed assets. In the first half of 1995, $58 million of cash was used for financing activities, and consisted primarily of cash used to reduce commercial paper borrowings, pay dividends, and repurchase common stock, partially offset by the issuance of an industrial revenue bond for capital improvements at Falk's Auburn, Alabama, facility. In the first six months of 1994, $46 million of cash was provided by financing activities, primarily commercial paper borrowings, including amounts used for the HMD-Kontro acquisition, partially offset by the repurchase of common stock and dividend payments.

The Registrant repurchased 236,600 shares of its common stock during the second quarter and an additional 137,100 shares, through July 31, 1995, in the third quarter, at an average price of $57.30 per share. Through July 31, 1995, the Registrant has purchased a total of approximately 5.4 million shares of the 10 million shares authorized for repurchase by the Board of Directors.

On June 20, 1995, the Board of Directors declared a quarterly cash dividend of $.30 per common share payable on September 19, 1995, to holders of record on September 5, 1995. It will be the 205th consecutive quarter that the Registrant has paid a dividend.

At June 30, 1995, the Registrant's ratio of total debt to total capital was 46.3 percent compared with 47.1 percent at December
31, 1994.

DISPOSITIONS
On July 12, 1995, the Registrant completed the sale of its Spectronic Instruments, Inc. business for $19 million to Life Sciences International Plc., London, England. As a result of the asset write down included in the restructuring accrual, this transaction will not have a material impact on third quarter results.

OUTLOOK
As a result of continuing strength in the Registrant's Industrial businesses, increasing Aerospace commercial aftermarket activity, lower postretirement benefit costs, and year-to-date share repurchases, the Registrant has increased its earnings forecast range from the previous level of $3.55 to $3.75 per share to $3.70 to $4.00 per share, excluding restructuring charges. This new forecast includes the impact of share repurchases to date, but does not include any future repurchases. Industrial sales in 1995 are still projected to be nearly 15 percent higher than in 1994 and operating profit is projected to be about 18 percent of sales, excluding the restructuring efforts. The Registrant expects that 1996 Industrial sales and operating profit will exceed the anticipated 1995 results. The Aerospace operating profit margin for 1995, excluding the restructuring effects, is projected to exceed 14 percent on flat sales. The Registrant also anticipates that Aerospace margins will continue to improve in 1996.

The lower 1995 postretirement benefit costs referred to above include a total-year expected pretax reduction of approximately $6 million in the cost of postretirement benefits other than pensions compared with costs incurred in 1994. This decrease is primarily the result of favorable claims experience and an increase in the discount rate from the one used to calculate the 1994 cost. Also included in the 1995 earnings forecast is a pretax reduction in pension cost of approximately $5 million compared with 1994, primarily as a result of increases in the discount rate and the weighted-average long-term rate of compensation increase utilized in the determination of such costs. The beneficial impact of the changes in postretirement benefit costs on earnings before income taxes for the year will be less than the amounts disclosed above because a portion of such costs will be capitalized in inventory at year end.

                  PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Registrant has disclosed various legal proceedings in its Annual Report on Form 10-K for the fiscal year ended December 31, 1994. There have been no material changes in those proceedings or other material legal developments since that time.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a)  The Annual Meeting of Stockholders of Sundstrand
              Corporation was held on April 18, 1995.

         (c) Stockholders voted in favor of the election of three directors for a term of three years and, a proposed Sundstrand Corporation Nonemployee Director Stock Option Plan and a Sundstrand Corporation Nonemployee Director Compensation Plan for nonemployee directors. Results of said votes were as follows:

    i)   Directors                Name               For           Withheld
                                  ----               ---           --------
                                  Ward Smith         27,783,985    296,020
                                  J. P. Bolduc       27,717,002    363,003
                                  Gerald Grinstein   27,783,766    296,239

                                  For           Against      Withheld
                                  ---           -------      --------
    ii)  Sundstrand Corporation   25,912,235    1,566,034    591,121
         Nonemployee Director
         Stock Option Plan

    iii) Sundstrand Corporation   26,335,092    1,124,844    620,069
         Nonemployee Director
         Compensation Plan

     The only nonvotes with respect to these matters were 10,615 nonvotes with respect to the Sundstrand Corporation Nonemployee
Director Stock Option Plan.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              (11)  Statement Re Computation of Per Share Earnings

                    (a) Computation of Fully Diluted Earnings Per Share (Unaudited) for the quarters ended June 30, 1995 and 1994, and for the six months ended June 30, 1995 and 1994.

              (27)  Financial Data Schedule

         (b)  Reports on Form 8-K

              None

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Sundstrand Corporation
                                ______________________________

                                        (Registrant)



Date:  August 2, 1995             /s/ Richard M. Schilling
                                ______________________________

                                      Richard M. Schilling
                                   Vice President and General
                                      Counsel and Secretary



Date:  August 2, 1995             /s/ DeWayne J. Fellows
                                ______________________________

                                      DeWayne J. Fellows
                                 Vice President and Controller

                        Exhibit (11)(a)

         COMPUTATION OF FULLY DILUTED EARNINGS PER SHAARE (UNAUDITED)

                                               Quarter Ended       Six Months
                                                  June 30,       Ended June 30,
                                               -------------     --------------
(Amounts in millions except per share data)    1995     1994     1995     1994
_______________________________________________________________________________

EARNINGS
  Net earnings                                 $  27    $  19    $   9    $  37
                                               =====    =====    =====    =====
_______________________________________________________________________________

SHARES
  Weighted-average number of common shares
   outstanding                                  31.6     33.0     31.6     33.0

  Additional shares assuming conversion
   of stock options                               .2       .1       .2       .1
                                               -----    -----    -----    -----
  Fully diluted shares                          31.8     33.1     31.8     33.1
                                               =====    =====    =====    =====

_______________________________________________________________________________

FULLY DILUTED EARNINGS PER SHARE

  Net earnings                                 $ .87    $ .58    $ .29    $1.12
                                               =====    =====    =====    =====
