Form 10-Q
period 1995-09-30
SUNDSTRAND CORP /DE/
filed 1995-11-08
CIK 95395

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1995

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

       4949 Harrison Avenue, P.O. Box 7003, Rockford, IL 61125-7003
       ____________________________________________________________
          (Address of principal executive offices and Zip code)

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

                           Yes   X       No
                                ____        ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                     Outstanding at October 25, 1995
________________________          _______________________________
Common Stock, par value
    $.50 per share                           30,746,802

                          SUNDSTRAND CORPORATION

                                 FORM 10-Q

                 For the Quarter Ended September 30, 1995


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

                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
SUNDSTRAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

                                         Three Months            Nine Months
                                      Ended September 30,   Ended September 30,
(Amounts in millions except           -------------------   -------------------
  per share data)                     1995       1994       1995       1994
_______________________________________________________________________________

Net sales                             $  355     $  340     $1,078     $  995

Costs, expenses, and other income:
   Costs of products sold                226        226        699        671
   Marketing and administration           72         68        224        210
   Restructuring charge                   (3)         -         58          -
   Interest expense                        8          7         25         21
   Interest income                        (2)         -         (4)        (3)
   Other, net                             (1)         2         (1)         1
                                      ------     ------     ------     ------
                                         300        303      1,001        900

Earnings before income taxes              55         37         77         95

Less income taxes                         21         13         34         34
                                      ------     ------     ------     ------
Net earnings                          $   34     $   24     $   43     $   61
                                      ======     ======     ======     ======

Weighted-average number of common
 shares outstanding                     31.5       32.9       31.5       32.9

Earnings per share                    $ 1.07     $  .72     $ 1.36     $ 1.84
                                      ======     ======     ======     ======

Cash dividends per common share       $  .30     $  .30     $  .90     $  .90
                                      ======     ======     ======     ======

SUNDSTRAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITTED)
                                                            Nine Months Ended
                                                               September 30,
                                                           -------------------
(Amounts in millions)                                      1995        1994
_______________________________________________________________________________

Cash flow from operating acitivities:
  Net earnings                                             $   43      $   61
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation and amortization                             59          60
     Deferred income taxes                                    (16)        (20)
     Change in operating assets and liabilities excluding
      the effects of acquisitions and divestitures:
        Accounts receivable                                    25          16
        Inventory                                             (52)          6
        Other assets                                            7           -
        Accounts payable                                       (1)         28
        Accrued expenses                                       68         (54)
     Other                                                      4           6
                                                           ------      ------
        Total adjustments                                      94          42
                                                           ------      -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     137         103
                                                           ------      ------

Cash flow from investing activities:
  Cash paid for property, plant, and equipment                (39)        (33)
  Proceeds from sale of assets                                 41           5
  Cash paid for Dowty                                          (8)          -
  Cash paid for HMD-Kontro, net of cash acquired                -         (25)
  Investment in IRB trust                                      (4)          -
  Investment in equity companies                               (2)         (6)
                                                           ------      ------
NET CASH USED FOR INVESTING ACTIVITIES                        (12)        (59)
                                                           ------      ------

Cash flow from financing activities:
  Net borrowings (payments) supported by lines of credit      (39)         67
  Principal payments on long-term debt                         (5)         (2)
  Issuance of long-term debt                                    8           -
  Additional debt for HMD-Kontro acquisition                    -          25
  Purchase of treasury stock                                  (50)        (38)
  Proceeds from stock options exercised                         3           -
  Dividends paid                                              (29)        (30)
                                                           ------      ------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES         (112)         22
                                                           ------      ------

Effect of exchange rate changes on cash                        (4)        (13)
                                                           ------      ------
  Increase in cash and cash equivalents                         9          53
  Cash and cash equivalents at January 1                       66          15
                                                           ------      ------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                  $   75      $   68
                                                           ======      ======

Supplemental cash flow information:
  Interest paid                                            $   20      $   17
  Income taxes paid                                        $   51      $   87


SUNDSTRAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                                    September 30, December 31,
(Amounts in millions)                                    1995         1994
______________________________________________________________________________

Assets
Current Assets
  Cash and cash equivalents                              $   75       $   66
  Accounts receivable, net                                  261          293
  Inventories, net of progress payments                     349          307
  Deferred income taxes                                      64           55
  Other current assets                                       11           14
                                                         ------       ------
    Total current assets                                    760          735

Property, Plant, and Equipment, net                         440          459
Intangible Assets, net                                      266          286
Deferred Income Taxes                                        69           62
Other Assets                                                 43           45
                                                         ------       ------
                                                         $1,578       $1,587
                                                         ======       ======

Liabilities and Shareholders' Equity
Current Liabilities
  Notes payable                                          $  154       $  194
  Long-term debt due within one year                          8           11
  Accounts payable                                           92           95
  Accrued salaries, wages, and commissions                   26           23
  Accrued postretirement benefits other than pensions        17           19
  Other accrued liabilities                                 129           90
                                                         ------       ------
    Total current liabilities                               426          432

Long-Term Debt                                              238          236
Accrued Postretirement Benefits Other Than Pensions         362          357
Other Liabilities                                            88           68

Shareholders' Equity
  Common stock, at par value                                 19           19
  Other shareholders' equity                                445          475
                                                         ------       ------
                                                            464          494
                                                         ------       ------
                                                         $1,578       $1,587
                                                         ======       ======

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

INVENTORIES
The components of inventories at September 30, 1995, and December
31, 1994, were as follows:

                                          September 30,  December 31,
(Amounts in millions)                             1995          1994
______________________________________________________________________

Raw materials                                     $  54         $  49
Work in process                                     124           117
Finished goods and parts                            185           155
                                                  -----         -----
                                                    363           321
Less progress payments                               14            14
                                                  -----         -----
                                                  $ 349         $ 307
                                                  =====         =====

Prior to the application of progress payments, the inventories shown above included costs related to long-term contracts of $64 million and $51 million, at September 30, 1995, and December 31,
1994, respectively.


RESTRUCTURING
On February 21, 1995, the Registrant's Board of Directors approved a restructuring plan which resulted in a first quarter pretax charge of $58 million. The charge was taken to reduce excess manufacturing and engineering capacity caused by reductions in manufacturing volume and increases in manufacturing productivity, and to write down the assets of Milton Roy's Spectronic Instruments business (Spectronic) and the Aerospace segment's Advanced Power Technology product line (APT) in anticipation of their divestiture. An additional $3 million pretax charge was recorded in the second quarter related to these dispositions. As a result of higher than anticipated awards of funded development contracts and an increased projection of future awards, the accrual for the termination of 125 engineers of approximately $3 million, which was part of the first quarter charge, was reversed in the third quarter, decreasing total year-to-date restructuring charges to $58 million. The year-to-date charges included $24 million in termination benefits for approximately 350 employees, primarily consisting of workers at the Registrant's Lima, Ohio, facility. Also included in the charge was $29 million for the write-down of the assets of the Lima facility, Spectronic, and APT, as well as $5 million for disposition of the Lima facility. The shutdown and disposition of the Lima facility are expected to be completed by the end of 1996 and the sales of Spectronic and a majority interest in APT were completed on July 12, 1995, and September 6, 1995, respectively. The decision not to terminate development engineers has reduced the 1997 restructuring-related cost savings and cash flow benefits from the amounts disclosed in the Registrant's second quarter report on Form 10-Q. However, the reductions in estimated cost savings and cash flow benefits should be more than offset by projected additional margins from the increased levels of funded development programs. The current anticipated net effects of related expenses which are not subject to accrual, cost savings, and non-recurring gains are a pretax loss of $5 million in 1995 and pretax earnings of $7 million and $14 million in 1996 and 1997, respectively. Excluding the effect of the Spectronic and APT dispositions, the restructuring is expected to reduce cash flow by about $14 million in 1995 and provide a cash flow benefit of about $1 million and $6 million in 1996 and 1997, respectively.

Year to date, approximately $15 million has been charged against the restructuring liability. Additionally, approximately $3 million has been charged directly to earnings related primarily to the movement of equipment from the Lima facility to other manufacturing sites.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

The financial information for the quarter ended September 30, 1995, as compared with the financial information for the quarter ended September 30, 1994, and the balance sheet at December 31, 1994, is discussed below, and should be read in conjunction with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and the financial data as presented in Item 1 above.

RESULTS OF OPERATIONS
Third quarter 1995 sales increased by $15 million, to $355 million, compared with third quarter 1994 sales of $340 million. Third quarter 1995 Aerospace segment sales of $186 million were up $11 million compared with third quarter 1994 primarily as a result of higher commercial aftermarket sales partially offset by lower commercial original equipment manufacturer (OEM) and
military sales.   Third quarter 1995 Industrial segment sales of
$169 million were $4 million higher than third quarter 1994 primarily as a result of higher sales of Falk and Milton Roy, excluding the non-core Spectronic Instruments business (Spectronic).

Third quarter 1995 net earnings were $34 million, or $1.07 per share, compared with third quarter 1994 net earnings of $24 million, or $.72 per share. The $10 million increase was due primarily to the higher Aerospace operating profit stemming from the increase in commercial aftermarket sales. Also contributing to the increase were higher Industrial segment operating profit and the reversal of a portion of the restructuring reserve related to engineering layoffs, partially offset by restructuring-related period expenses which were recognized as incurred.

Sales for the first nine months of 1995 were $1,078 million, an increase of $83 million, from sales of $995 million for the same 1994 period. All three Industrial businesses contributed as Industrial segment sales increased to $559 million for the first nine months of 1995, from $487 million for the first nine months
of 1994.   Aerospace segment sales were $519 million for the
first nine months of 1995 compared with $508 million for the same 1994 period, increasing primarily as a result of higher commercial aftermarket sales partially offset by a decline in military sales.

Net earnings were $43 million, or $1.36 per share, for the first nine months of 1995, which included pretax restructuring charges of $58 million. Excluding these charges and the related period costs, net income for the first nine months of 1995 was $85 million, or $2.70 per share, compared with $61 million, or $1.84 per share, for the same 1994 period. Higher sales and the improvement in operating profitability in both the Industrial segment and the commercial aftermarket portion of the Aerospace segment, were primarily responsible for this earnings increase.

RESTRUCTURING
As previously discussed, the Registrant recorded pretax charges totaling $61 million in the first two quarters of 1995. As a result of higher than anticipated awards of funded development contracts and an increased projection of future awards, the accrual for the termination of 125 engineers of approximately $3 million, which was part of the first quarter charge, was reversed in the third quarter, decreasing total year-to-date restructuring charges to $58 million. The decision not to terminate development engineers has reduced the 1997 restructuring-related cost savings and cash flow benefits from the amounts disclosed in the Registrant's second quarter report on Form 10-Q. However, the reductions in estimated cost savings and cash flow benefits should be more than offset by projected additional margins from the increased levels of funded development programs. The current anticipated net effects of related expenses which are not subject to accrual, cost savings, and non-recurring gains are a pretax loss of $5 million in 1995 and pretax earnings of $7 million and $14 million in 1996 and 1997, respectively. Excluding the effect of the dispositions of Spectronic and a majority interest in the Aerospace segment's Advanced Power Technology product line (APT), the restructuring is expected to reduce cash flow by about $14 million in 1995 and provide a cash flow benefit of about $1 million and $6 million in 1996 and 1997, respectively. Year to date, approximately $15 million has been charged against the restructuring liability. Additionally, approximately $3 million has been charged directly to earnings related primarily to the movement of equipment from the Registrant's Lima, Ohio, facility to other manufacturing sites.

ORDERS
Third quarter 1995 incoming orders were $322 million, a $50 million decrease from third quarter 1994 incoming orders of $372 million. New orders for the first nine months of 1995 increased by $214 million, to $1,244 million, over new orders of $1,030 million for the same period last year due primarily to a $172 million long-term contract to provide the propulsion system for the United Kingdom's Royal Navy Spearfish heavyweight torpedo program. Total unfilled orders on September 30, 1995, were $913 million, compared with $717 million on September 30, 1994, and $747 million on December 31, 1994.

INDUSTRIAL OVERVIEW
The following overview of the Industrial segment excludes the divested Spectronic Instruments business. Third quarter Industrial segment sales increased 7 percent compared with the third quarter of 1994. Sales rose 16 percent at Falk and 5 percent at Milton Roy, and were flat at Sullair. Industrial operating profit in the third quarter of 1995 was $30 million, or
17.8 percent of sales, compared with operating profit in the third quarter of 1994 of $27 million, or 17.1 percent of sales. Total Industrial orders of $173 million in the third quarter of 1995 increased 4 percent from $166 million in the third quarter of 1994.

AEROSPACE OVERVIEW
Aerospace segment sales were up by 6 percent compared with the third quarter of 1994, with a 15 percent increase in commercial sales partially offset by a 9 percent decline in military sales. Commercial aftermarket sales increased 40 percent as worldwide traffic continued to grow, while commercial OEM sales decreased 9 percent reflecting the flat near-term outlook for new aircraft production. Aerospace operating profit in the third quarter of 1995 was $32 million, or 17.2 percent of sales. Operating profit in the third quarter included approximately $2 million of period costs related to the restructuring as well as the reversal of a reserve, of approximately $3 million, booked in the first quarter for the reduction of engineering staff. Because of a strong increase in customer-funded development work, the staff reduction is no longer appropriate. In the third quarter of 1994, the Aerospace segment generated operating profit of $22 million, or 12.6 percent of sales. Aerospace incoming orders were $153 million in the third quarter of 1995, compared with $199 million in the third quarter of 1994. A $29 million increase in commercial orders was more than offset by a $19 million reduction in backlog related to the APT sale and by a $56 million decline in military orders.

LIQUIDITY & CAPITAL RESOURCES
Working capital was $334 million at September 30, 1995, compared with $303 million at December 31, 1994. The $31 million increase was due primarily to higher inventories and cash and lower notes payable, partially offset by increased accrued liabilities and lower accounts receivable. Inventory increased in response to higher sales and order activity while the accrued liabilities increase was due primarily to the current portion of the restructuring reserve. Lower sales in the third quarter of 1995 compared with the fourth quarter of 1994 were primarily responsible for the lower accounts receivable balance at September 30, 1995, compared with December 31, 1994.

Net cash provided by operating activities for the first nine months of 1995 was $137 million compared with $103 million for the first nine months of 1994. The $34 million increase was due primarily to higher net earnings excluding the restructuring charges. Fluctuations in the levels of inventory, accounts payable, and accrued expenses (excluding the restructuring charges) essentially offset each other. The fluctuation in accrued expenses was due in part to higher income taxes paid in 1994 related to the gain from the sale of Sundstrand Data Control.

In the nine months ended September 30, 1995, the Registrant used $12 million of cash for investing activities, primarily for the purchase of fixed assets and the ram air turbine product line of Dowty Aerospace Hydraulics, Dowty Group Plc., Cheltenham, England offset, in part, by the proceeds from the sale of assets. The proceeds from sale of assets included cash received in conjunction with the dispositions of Spectronic and APT. In the same 1994 period, the Registrant used $59 million of cash for investing activities, primarily for the purchase of fixed assets and the HMD-Kontro acquisition. In the first nine months of 1995, $112 million of cash was used for financing activities, primarily to repay borrowings supported by lines of credit, repurchase common stock, and pay dividends. In the same period of 1994, $22 million of cash was provided by financing activities, primarily net borrowings supported by lines of credit and borrowings for the HMD-Kontro acquisition, partially offset by cash used to repurchase common stock and pay dividends.

The Registrant repurchased approximately 564,000 shares of its common stock during the third quarter and an additional 160,000 shares through October 19, 1995, at an average price of approximately $65 per share. Through October 19, 1995, the Registrant has repurchased a total of approximately 6 million shares of the 10 million shares authorized for repurchase.

At September 30, 1995, the Registrant's ratio of total debt to total capital was 46.3 percent compared with 47.1 percent at December 31, 1994.

DISPOSITIONS
On July 12, 1995, the Registrant sold Spectronic for $19 million to Life Sciences International Plc., London, England. On September 6, 1995, the Registrant sold a majority interest in APT in a leveraged buyout with a management-lead group. As a result of the asset write downs included in the restructuring accrual, neither transaction had a material impact on third quarter earnings.

OUTLOOK
The Registrant currently projects that 1995 full-year earnings per share, excluding restructuring costs, will be in the upper end of the previously disclosed $3.70 to $4.00 range. Industrial segment sales growth in 1996 is expected to range between five and ten percent and the operating profit margin should be at least as strong as the 1995 rate, which is expected to be approximately 18 percent of sales, excluding the charge associated with the divestiture of Spectronic. The Aerospace operating profit margin is expected to be in the 16 percent range in 1996 based on projections that the commercial OEM business should grow by more than 20 percent and the commercial aftermarket business should experience growth in the five to ten percent range. An expected decline of five to ten percent in the military OEM business in 1996 should be mitigated by a modest increase in military aftermarket sales.

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


Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             (3)  Articles of Incorporation and By-laws

                  (a) Text of resolutions adopted by the Board of Directors of Registrant on September 19, 1995, amending Registrant's By-laws effective September 19, 1995, and October 1, 1995.

                  (b) Registrant's By-laws, including all amendments as effective September 19, 1995.

                  (c) Registrant's By-laws, including all amendments as effective October 1, 1995.

             (10) Material Contracts

                  (a) Employment Agreement dated September 19, 1995, between Registrant and Robert H. Jenkins,
                       Registrant's President and Chief Executive Officer, effective October 1, 1995.

                  (b) Employment Agreement dated September 19, 1995, between Registrant and Don R. O'Hare, Registrant's Chairman of the Board, effective October 1, 1995.

             (11) Statement Re Computation of Per Share Earnings

                  (a) Computation of Fully Diluted Earnings Per Share (Unaudited) for the quarters ended September 30, 1995, and 1994, and for the nine months ended September 30, 1995, and 1994.

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


                                         Sundstrand Corporation
                                       ______________________________

                                               (Registrant)




Date:  November 7, 1995                  /s/ Richard M. Schilling
                                       ______________________________
                                             Richard M. Schilling
                                          Vice President and General
                                             Counsel and Secretary



Date:  November 7, 1995                  /s/ DeWayne J. Fellows
                                       ______________________________
                                             DeWayne J. Fellows
                                        Vice President and Controller