Form 10-K
period 1995-12-31
SUNDSTRAND CORP /DE/
filed 1996-03-06
CIK 95395

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995      OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                       NAME OF EACH EXCHANGE ON WHICH THE COMMON
      TITLE OF EACH CLASS                   STOCK AND RIGHTS ARE REGISTERED
   Common stock $.50 par value                  New York Stock Exchange
  Common stock purchase rights                   Chicago Stock Exchange
                                                 Pacific Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                   $2,176,494,445 as of February 20, 1996.*

        *For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     30,800,861 shares of common stock outstanding at February 20, 1996.

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

DOCUMENT                                                FORM 10-K REFERENCE

Portions of Registrant's Annual Report to             Parts I and II; Part III,
Stockholders for the fiscal year ended                Item 10; and Part IV,
December 31, 1995                                     Item 14(a)(1)

Portions of Registrant's Proxy Statement              Part III
for Annual Meeting of Stockholders to be held April 16, 1996

                      CROSS-REFERENCE TABLE OF CONTENTS


Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1995, and Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held April 16, 1996, including all information required in Parts I, II, III and IV of Form 10-K. The Cross-Reference Table of Contents set forth below identifies the source of incorporated material for each of the Form 10-K items included in Parts I, II, III and IV. Only those sections of the Annual Report to Stockholders and the Proxy Statement cited in the Cross-Reference Table are part of this Form 10-K and filed with the Securities and Exchange Commission.



FORM 10-K ITEM NO.                                                    INCORPORATED BY REFERENCE FROM:

PART I.


 Item 1.  Business
          (a) General Development of Business                         Annual Report to Stockholders, information regarding
                                                                      the restructuring of the Aerospace segment on pages 2,
                                                                      11, 25, 26, 27, 28, 30, 32, 35, 37, 39 and 47;
                                                                      information regarding the Company's joint venture with
                                                                      Labinal, Inc. on pages 8, 15 and 27; information on sale
                                                                      of majority interest in Advanced Power Technology, Inc. on pages 11, 26, 27 and 28; information on sale of Spectronic
                                                                      Instruments, Inc. on pages 19, 26, 27 and 28; information on foreign operations and activity on page 27; and information regarding date of incorporation on page 46.

                                                                      Subsequent to the date of the material incorporated by
                                                                      reference herein, the Registrant determined to reorganize
                                                                      Milton Roy Company in order to more properly align its product lines with specific market segments.  Sundstrand Fluid
                                                                      Handling Corporation, a new subsidiary of  Registrant, will focus on business growth in the markets  served by the former
                                                                      Fluid Handling Division.  The Milton Roy Metering  Pump Group,
                                                                      consisting of Milton Roy Company and two  subsidiaries, will continue to serve the metering pump market.

          (b) Financial Information About                             Annual Report to Stockholders, information by business segment
              Industry Segments                                       on pages 25-26 and 34-35.

          (c) Narrative Description of Business                       Annual Report to Stockholders, pages 6-29; information
                                                                      regarding the development of the auxiliary power unit
                                                                      products on pages 15 and 27; information on foreign
                                                                      operations and activity on pages 27 and 34-35; information on unfilled orders on pages 27 and 47; information regarding significant customers on pages 29 and 36; information
                                                                      regarding research and development expenditures on pages 29 and 43; information regarding contracts with or for the
                                                                      government on pages 29 and 44; information regarding
                                                                      environmental matters on pages 43-44; information regarding materials and supplies, intellectual property rights and
                                                                      competition on page 46; and information regarding the number of employees on page 47.

FORM 10-K ITEM NO.                                              INCORPORATED BY REFERENCE FROM:

          (d) Financial Information About                       Annual Report to Stockholders, information on foreign operations
              Foreign and Domestic Operations                   and activity on pages 27 and 34-35; information on divestitures on
              and Export Sales                                  page 27;  information regarding foreign and domestic operations on pages 34-35; and information regarding foreign earnings and assets on page 35 and 40-41.


Item 2.   Properties                                            Annual Report to Stockholders, information regarding  reduction of
                                                                Aerospace plant capacity on pages 2, 26 and 37; and information regarding properties on page 46.

Item 3.   Legal Proceedings                                     Annual Report to Stockholders, information regarding income tax matters on page 41; and information regarding environmental matters on pages 43-44.

Item 4.   Submission of Matters to a Vote of                    (Not Applicable).
          Security Holders

Executive Officers of the Registrant                            Annual Report to Stockholders, information regarding officers on page 49.

PART II.

Item 5.   Market for the Registrant's Common                    Annual Report to Stockholders, information regarding the stock split
          Equity and Related Stockholder Matters                payable as a 100 percent stock dividend on pages 2, 28, 30, 35, 44 and 47; information regarding dividends on pages 2, 30, 31, 44 and
                                                                47; information regarding restrictions on dividend payments on page
                                                                41; information regarding Registrant's Common Stock price range on pages 44 and 47; information regarding the number of common stockholders on page 47; and information regarding exchange listings on page 50.

Item 6.   Selected Financial Data                               Annual Report to Stockholders, page 47; information regarding the stock split payable as a 100 percent stock dividend on pages 2, 28,
                                                                30, 35, 44 and 47; information regarding the restructuring of the
                                                                Aerospace segment on pages 2, 11, 25, 26, 27, 28, 30, 32, 35, 37, and 39; information regarding the sale of Sundstrand Data Control
                                                                Division to AlliedSignal, Inc. on pages 27, 28, 37, 39 and 47;
                                                                information regarding a reduction of depreciation  expense related to a change in depreciable lives on pages 38 and 47; and
                                                                information regarding provisions for interest for asserted tax deficiencies on pages 41 and 47.

Item 7.   Management's Discussion and Analysis of               Annual Report to Stockholders, pages 25-29.
          Financial Condition and Results of Operations

Item 8.   Financial Statements and Supplementary Data           Annual Report to Stockholders, pages 30-45 and 47.

Item 9.   Changes in and Disgareements with Accountants on      (Not Applicable).
          Accounting and Financial Disclosure


FORM 10-K ITEM NO.                                             INCORPORATED BY REFERENCE FROM:

PART III.

Item 10. Directors and Executive Officers of the               Annual Report to Stockholders, pages 48-49; Proxy
         Registrant                                            Statement, pages 2-6; and information under the caption
                                                               "Section 16 Compliance" on page 25.

Item 11. Executive Compensation                                Proxy Statement, information regarding director compensation on pages 8-9; information under the caption "Compensation Committee
                                                               Interlocks and Insider Participation" on page 11; and information under the captions "Summary Compensation Table," "Option Grants in
                                                               Last Fiscal Year," "Aggregated Option Exercises  in Last Fiscal Year
                                                               and Fiscal Year-End Option Values," "Retirement Plans" and
                                                               "Employment Agreements" on pages 16-24.

Item 12. Security Ownership of Certain                         Proxy Statement, information under the caption "Ownership of
         Beneficial Owners and Management                      Sundstrand Common Stock" on pages 7-8.

Item 13. Certain Relationships and Related                     Proxy Statement, inofrmation under the caption "Loans" on pages
         Transactions                                          24-25.


PART IV.

Item 14. Exhibits, Financial Statement
         Schedules, and Reports on Form 8-K

         (a)(1) Financial Statements                           Annual Report to Stockholders, the following Consolidated Financial
                                                               Statements of Registrant and subsidiaries on pages 30
                                                               through 45.

                                                               Consolidated Statement of Earnings for the years
                                                                 ended December 31, 1995, 1994, and 1993
                                                               Consolidated Statement of Cash Flows for the years
                                                                 ended December 31, 1995, 1994, and 1993
                                                               Consolidated Balance Sheet as of December 31, 1995 and 1994
                                                               Consolidated Statement of Shareholders' Equity for the years ended December 31, 1995, 1994, and 1993
                                                               Information by Business Segment for the years
                                                                 ended December 31, 1995, 1994, and 1993
                                                               Quarterly Results (Unaudited) for 1995 and 1994
                                                               Notes to Consolidated Financial Statements
                                                               Management's Report
                                                               Independent Auditor's Report

          (a)(2) Financial Statement Schedules                 The schedules have been omitted as the required information is not applicable, or not required.



                                   PART IV.
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   3.  Exhibits
          (3)  Articles  of Incorporation and By-Laws
               (a) Registrant's Restated Certificate of Incorporation as effective December 19, 1991 (filed as Exhibit (3)(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-5358, and incorporated herein by reference).
               (b) Registrant's By-Laws, including all amendments, as effective October 1, 1995 (filed as Exhibit (3)(c) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-5358, and incorporated herein by reference).
          (4) Instruments Defining the Rights of Security Holders, including Indentures
               (a) Credit Agreement dated as of January 28, 1993, among Registrant and seven banking institutions including Morgan Guaranty Trust Company of New York, as Agent (filed as Exhibit (4)(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-5358, and incorporated herein by reference).
               (b) Amendment No. 1 dated October 15, 1993, and Amendment No. 2 dated October 31, 1994, to Credit Agreement dated as of January 28, 1993, among Registrant and seven banking institutions (filed as Exhibit (4)(b) to Registrant's
                    Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5358, and incorporated herein by reference).
               (c) Amendment No. 3 dated November 30, 1995, to Credit Agreement dated as of January 28, 1993, among Registrant and seven banking institutions.
               (d) Second Amended and Restated Rights Agreement between Registrant and Harris Trust and Savings Bank, as Rights Agent, dated November 21, 1995 (filed as Exhibit 1 to Registrant's Form 8-A/A (Amendment No. 2) dated November
                    27, 1995, File No. 1-5358, and incorporated herein by reference).
               (e) First Amendment to Second Amended and Restated Rights Agreement between Registrant and Harris Trust and
                    Savings Bank, as Rights Agent, dated February 20, 1996.
               (f)  Lease dated as of December 14, 1987, between Registrant and
                    Greyhound Real Estate Investment Six, Inc. (filed as
                    Exhibit (4)(f) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, File No. 1-5358, and incorporated herein by reference).
               (g) Note Agreement of Registrant dated May 15, 1991 (filed as Exhibit (19)(c) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, File No. 1-5358, and incorporated herein by reference).
               (h) Amendment effective December 31, 1991, to Registrant's Note Agreement dated as of May 15, 1991 (filed as Exhibit
                    (19)(c) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992, File No. 1-5358, and incorporated herein by reference).
               (i) Amendment and Restatement dated May 15, 1991, of Registrant's Note Agreement dated January 18, 1980 (filed as Exhibit (19)(d) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, File No. 1-5358, and incorporated herein by reference).
               (j) Amendment effective December 31, 1991, to Registrant's May 15, 1991, Amended and Restated Note Agreement (filed as Exhibit (19)(d) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992, File No. 1-5358, and incorporated herein by reference).
               (k) Note Agreement of Registrant dated October 31, 1991 (filed as Exhibit (4)(l) to Registrant's Annual Report on Form
                    10-K for the fiscal year ended December 31, 1991, File No. 1-5358, and incorporated herein by reference).
               (l) Amendment dated December 1, 1995, to Registrant's Note Agreement dated October 31, 1991.
               (m) Note Agreement of Registrant dated December 2, 1991 (filed as Exhibit (4)(m) to Registrant's Annual Report on Form
                    10-K for the fiscal year ended December 31, 1991, File No. 1-5358, and incorporated herein by reference).
               (n) Amendment dated December 11, 1995, to Registrant's Note Agreement dated January 18, 1980, as amended and restated May 15, 1991, Registrant's Note Agreement dated May 15, 1991, as amended December 31, 1991, and Registrant's
                    Note Agreement dated December 2, 1991.

          (10) Material Contracts
               (a) Employment Agreement dated September 19, 1995, between Registrant and Robert H. Jenkins, Registrant's President and Chief Executive Officer, effective October 1, 1995 (filed as Exhibit (10)(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-5358, and incorporated herein by reference).*

*Management contract or compensatory plan.

                (b) Employment Agreement dated September 19, 1995, between Registrant and Don R. O'Hare, Registrant's Chairman of the Board, effective October 1, 1995 (filed as Exhibit 10(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-5358, and incorporated herein by reference).*
                (c) Employment Agreement dated October 3, 1994, between Registrant and Don R. O'Hare, Registrant's Chairman of the Board (filed as Exhibit (10)(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, File No. 1-5358, and incorporated herein by reference).*
                (d) Agreement dated September 24, 1994, between Registrant and Harry C. Stonecipher, Registrant's former Chairman of the Board, President and Chief Executive Officer, providing for Mr. Stonecipher's early retirement from his employment with the Registrant (filed as Exhibit (10)(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, File No. 1-5358, and incorporated herein by reference).*
                (e) Agreement dated June 19, 1988, between Registrant and Paul Donovan, Registrant's Executive Vice President and Chief Financial Officer, regarding Registrant's repurchase of shares of restricted stock (filed as Exhibit (10)(h) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5358, and incorporated herein by reference).*
                (f) Amended and Restated Employment Agreement dated August 18, 1992, between Registrant and Robert J. Smuland, Registrant's Executive Vice President and Chief Operating Officer, Aerospace (filed as Exhibit (19)(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992, File No. 1-5358, and incorporated herein by reference).*
                (g) Form of Employment Agreement, including amendment thereto, between Registrant and each of Paul Donovan, Registrant's Executive Vice President and Chief Financial Officer, Berger G. Wallin, Registrant's Executive Vice President for Special Projects, Richard M. Schilling, Registrant's Vice President and General Counsel and Secretary, and DeWayne J. Fellows, Registrant's Vice President and Controller (filed as Exhibit (10)(g) to Registrant's
                     Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-5358, and incorporated herein by reference).*
                (h) Employment Agreement dated February 21, 1995, between Registrant and Patrick L. Thomas, Registrant's Executive Vice President and Chief Operating Officer, Industrial (filed as Exhibit (10)(j) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5358, and incorporated herein by reference).*
                (i) Employment Agreement dated April 18, 1995, between Registrant and James F. Ricketts, Registrant's Vice President and Treasurer (filed as Exhibit (10)(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-5358, and incorporated herein by reference).*
                (j) Amended and Restated Labinal/Sundstrand APU Agreement dated October 3, 1994, between Registrant and Turbomeca Engine Corporation regarding a jointly owned sales company that markets and sells auxiliary power units for commercial aerospace applications (filed as Exhibit
                     (10)(k) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5358, and incorporated herein by reference).
                (k) Registrant's Stock Incentive Plan effective December 1, 1992 (filed as Exhibit (10)(l) to Registrant's Annual Report for the fiscal year ended December 31, 1992, File No. 1-5358, and incorporated herein by reference).*
                (l) Text of resolution adopted by the Board of Directors of Registrant on April 18, 1995, amending Registrant's Stock Incentive Plan (filed as Exhibit (10)(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-5358, and incorporated herein by reference).*
                (m) Registrant's Nonemployee Director Stock Option Plan effective August 1, 1994 (filed as Exhibit A to Registrant's Proxy Statement dated March 7, 1995, File No.
                     1-5358, and incorporated herein by reference).*
                (n)  Registrant's Nonemployee Director Compensation Plan
                     effective August 1, 1994 (filed as Exhibit B to
                     Registrant's Proxy Statement dated March 7, 1995, File No. 1-5358, and incorporated herein by reference).*


*Management contract or compensatory plan.

               (o) Registrant's 1989 Restricted Stock Plan as adopted April 20, 1989, by the stockholders of Registrant (filed as Exhibit
                    (10)(v) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5358, and incorporated herein by reference).*
               (p) Registrant's 1982 Restricted Stock Plan as adopted on April 15, 1982, by the stockholders of Registrant, including all amendments through April 16, 1986 (filed as Exhibit (10)(c) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1982, File No. 1-5358, and incorporated herein by reference).*
               (q) Text of resolution adopted by the Board of Directors of Registrant on April 17, 1986, amending Registrant's 1982 Restricted Stock Plan (filed as Exhibit (10)(c) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, File No. 1-5358, and incorporated herein by reference).*
               (r) Text of resolution adopted by the Board of Directors of Registrant on August 7, 1990, amending Registrant's 1982 and 1989 Restricted Stock Plans (filed as Exhibit (19)(f) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, File No. 1-5358, and incorporated herein by reference).*
               (s) Text of resolution adopted by the Board of Directors of Registrant on November 30, 1989, and December 1, 1989, establishing an Officer Incentive Compensation Plan (filed as Exhibit (10)(cc) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5358, and incorporated herein by reference).*
               (t) Text of resolution adopted by the Board of Directors of Registrant on February 19, 1991, amending Registrant's Officer Incentive Compensation Plan (filed as Exhibit
                    (10)(hh) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-5358, and incorporated herein by reference).*
               (u) Text of resolution adopted by the Board of Directors of Registrant on July 16, 1989, adopting a Director Emeritus Retirement Plan and copy of such plan as effective July 20, 1989 (filed as Exhibit (10)(dd) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5358, and incorporated herein by reference).*
               (v) Text of resolution adopted by the Board of Directors of Registrant on October 17, 1984, establishing a 1984
                    Elected Officers' Loan Program (filed as Exhibit (10)(i) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1984, File No. 1-5358, and incorporated herein by reference).*
               (w) Text of resolution adopted by the Board of Director of Registrant on October 15, 1991, amending the 1984 Elected Officers' Loan Program (filed as Exhibit (10)(ff) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-5358, and incorporated herein by reference).*

          (11) Computation of Fully Diluted Earnings Per Share (Unaudited) for the quarters ended December 31, 1995 and 1994, and for the years ended December 31, 1995 and 1994.

          (13) Annual Report to Stockholders for the year ended December 31,
               1995.

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

(b)  Reports on Form 8-K
        Form 8-K dated November 27, 1995, regarding the adoption by Registrant of the Second Amended and Restated Rights Agreement between Sundstrand Corporation and Harris Trust and Savings Bank, as Rights Agent.








*Management contract or compensatory plan.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of March, 1996.


                                        SUNDSTRAND CORPORATION
                                             (Registrant)

                                        By /s/   Paul Donovan
                                           ---------------------------
                                                Paul Donovan
                                           Executive Vice President
                                           and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Robert H. Jenkins               )
President and                   )
Chief Executive Officer         )
                                )
Paul Donovan                    )
Executive Vice President        )
and Chief Financial Officer     )
                                )
DeWayne J. Fellows              )
Vice President and Controller   )
                                )
Don R. O'Hare                   )
Chairman of Board               )
                                )
Gerald Grinstein                )
Director                        )
                                )
Charles Marshall                )     March 6, 1996
Director                        )
                                )
Klaus H. Murmann                )
Director                        )
                                )
Donald E. Nordlund              )
Director                        )
                                )
Thomas G. Powell                )
Director                        )
                                )
John A. Puelicher               )
Director                        )
                                )
Ward Smith                      )
Director                        )
                                )
Robert J. Smuland               )
Director                        )
                                )
Berger G. Wallin                )
Director                        )



By: /s/   Paul Donovan
    -----------------------------------
      Paul Donovan, Attorney-in Fact