Form 10-Q
period 1996-03-31
SUNDSTRAND CORP /DE/
filed 1996-05-01
CIK 95395

                            FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1996

                                OR

      [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________ to __________.

                  Commission file number 1-5358

                     Sundstrand Corporation
      ______________________________________________________
      (Exact name of registrant as specified in its charter)

            Delaware                            36-1840610
_______________________________              __________________
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

  4949 Harrison Avenue, P.O. Box 7003, Rockford, IL  61125-7003
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

                      Yes   X       No
                          _____       _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                       Outstanding at April 24, 1996
______________________________________    ________________________________
Common Stock, par value $.50 per share               61,456,980

                      SUNDSTRAND CORPORATION

                            FORM 10-Q

               For the Quarter Ended March 31, 1996


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

                  PART I - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS.

Sundstrand Corporation and Subsidiaries
Condensed Consolidated Statement of Earnings (Unaudited)
                                                        Three Months Ended
                                                              March 31,
                                                        ------------------
(Amounts in millions except per share data)             1996       1995
- --------------------------------------------------------------------------
Net sales                                               $   368    $   346

Costs, expenses, and other income:
  Costs of products sold                                    241        226
  Marketing and administration                               79         75
  Restructuring charge                                        -         58
  Interest expense                                            7          9
  Interest income                                            (1)        (1)
  Other, net                                                  -          1
                                                        -------    -------
                                                            326        368
                                                        -------    -------

Earnings (loss) before income taxes                          42        (22)
Less income taxes                                            16         (4)
                                                        -------    -------
Net earnings (loss)                                     $    26    $   (18)
                                                        =======    =======

Weighted-average number of common shares outstanding       61.6       63.3

Earnings (loss) per share                               $   .42    $  (.29)
                                                        =======    =======

Cash dividends per common share                         $   .17    $   .15


Sundstrand Corporation and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
                                                         Three Months Ended
                                                               March 31,
                                                         -----------------
(Amounts in millions)                                    1996        1995
- --------------------------------------------------------------------------
Cash flow from operating activities:
  Net earnings (loss)                                    $    26    $   (18)
  Adjustments to reconcile net earnings (loss) to net
         cash provided by operating activities:
     Depreciation                                             15         16
     Amortization                                              3          4
     Deferred income taxes                                     4        (20)
     Change in operating assets and liabilities excluding
         the effects of acquisitions and divestitures:
       Accounts receivable                                     -          4
       Inventories                                           (11)       (27)
       Other assets                                            -         (4)
       Accounts payable                                       (4)         5
       Accrued expenses                                       18         84
     Other                                                    (1)        (3)
                                                         -------    -------
       Total adjustments                                      24         59
                                                         -------    -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     50         41
                                                         -------    -------
Cash flow from investing activities:
  Cash paid for property, plant, and equipment               (16)       (11)
  Proceeds from sale of assets                                 1          1
  Investment in IRB trust                                      2         (6)
  Investment in equity companies                               -         (1)
                                                         -------    -------
NET CASH USED FOR INVESTING ACTIVITIES                       (13)       (17)
                                                         -------    -------
Cash flow from financing activities:
  Net repayments of borrowings supported by
     lines of credit                                         (48)       (23)
  Issuance of long-term debt                                   -          8
  Principal payments on long-term debt                         -         (3)
  Proceeds from stock options exercised                        1          2
  Purchase of treasury stock                                 (10)         -
  Dividends paid                                             (11)       (10)
                                                         -------    -------
NET CASH USED FOR FINANCING ACTIVITIES                       (68)       (26)
                                                         -------    -------
Effect of exchange rate changes on cash                        1         (1)
                                                         -------    -------
  Decrease in cash and cash equivalents                      (30)        (3)
  Cash and cash equivalents at January 1                      75         66
                                                         -------    -------
CASH AND CASH EQUIVALENTS AT MARCH 31                    $    45    $    63
                                                         =======    =======
Supplemental cash flow information:
  Interest paid                                          $     2    $     4
  Income taxes paid                                      $     3    $     6

Sundstrand Corporation and Subsidiaries
Condensed Consolidated Balance Sheet (Unaudited)

                                                       March 31,   December 31,
(Amounts in millions)                                      1996           1995
- -------------------------------------------------------------------------------
Assets

Current Assets
  Cash and cash equivalents                            $    45       $    75
  Accounts receivable, net                                 281           281
  Inventories, net of progress payments                    340           330
  Deferred income taxes                                     49            55
  Other current assets                                      20            20
                                                       -------       -------
     Total current assets                                  735           761

Property, Plant, and Equipment, net                        445           449
Intangible Assets, net                                     266           266
Deferred Income Taxes                                       77            75
Other Assets                                                42            42
                                                       -------       -------
                                                       $ 1,565       $ 1,593
                                                       =======       =======

Liabilities and Shareholders' Equity

Current Liabilities
  Notes payable                                        $   120      $    168
  Long-term debt due within one year                         7             7
  Accounts payable                                          99           102
  Accrued salaries, wages, and commissions                  29            24
  Accrued postretirement benefits other than pensions       17            17
  Restructuring liability                                   25            27
  Other accrued liabilities                                101            93
                                                       -------       -------
     Total current liabilities                             398           438

Long-Term Debt                                             221           221
Accrued Postretirement Benefits Other Than Pensions        364           363
Other Liabilities                                           94            90

Shareholders' Equity
  Common stock, at par value                                38            38
  Other shareholders' equity                               450           443
                                                       -------       -------
                                                           488           481
                                                       -------       -------
                                                       $ 1,565       $ 1,593
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

Notes to Consolidated Financial Statements
(Unaudited)

ACCOUNTING POLICIES
The financial statements should be read in conjunction with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

Principles of Consolidation provide for the inclusion of the accounts of Sundstrand Corporation and all subsidiaries. All intercompany transactions are eliminated in consolidation.

Cash Equivalents are considered by the Registrant to be all highly liquid debt instruments purchased with original maturities of three months or less.

INVENTORIES
The components of inventories at March 31, 1996, and December 31, 1995, were:
                                                  March 31,      December 31,
(Amounts in millions)                                 1996              1995
- -----------------------------------------------------------------------------
Raw materials                                    $    52           $    51
Work in process                                      128               118
Finished goods and parts                             180               179
                                                 -------           -------
                                                     360               348
Less progress payments                                20                18
                                                 -------           -------
                                                 $   340           $   330
                                                 =======           =======

Prior to the application of progress payments, the inventories shown above included costs related to long-term contracts of $39 million and $52 million, at March 31, 1996, and December 31, 1995, respectively.


STOCK SPLIT
On February 20, 1996, the Registrant's Board of Directors authorized a two-for-one stock split payable as a 100 percent stock dividend which was distributed on March 19, 1996, to shareholders of record on March 5, 1996. Shareholders' equity has been restated to give retroactive recognition to the stock split in prior periods by reclassifying from retained earnings to common stock the par value of the additional shares arising from the split. In addition, all references to the number of shares and per share amounts of the Registrant's common stock have been restated to reflect the split.

RESTRUCTURING
During 1995, the Registrant's Board of Directors approved a restructuring plan which resulted in a pretax charge of $58 million. The charge was taken to reduce excess manufacturing capacity caused by reductions in manufacturing volume and increases in manufacturing productivity, and to write down the assets of the Industrial segment's Spectronic Instruments business (Spectronic) and the Aerospace segment's Advanced Power Technology product line (APT) in anticipation of their divestiture. The charge included $24 million in termination benefits for approximately 350 employees, primarily consisting of workers at the Registrant's Lima, Ohio, facility. Also included in the charge was $29 million for the write-down of the assets of the Lima facility, Spectronic, and APT, as well as $5 million for disposition of the Lima facility. The shutdown of the Lima facility is expected to be completed in mid-1996. The disposition of the Lima facility is expected to be completed by mid-1997 and the sales of Spectronic and a majority interest in APT were completed in the third quarter of 1995. Since the restructuring charge was recorded, approximately $2 million has been paid and charged against the restructuring liability, including costs to terminate 204 employees. Additionally, during the first quarter approximately $5 million was charged directly to earnings related primarily to the movement of equipment from the Lima facility to other manufacturing sites.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITIONS AND RESULTS OF OPERATIONS

The financial information for the quarter ended March 31, 1996, as compared with the financial information for the quarter ended March 31, 1995, and the balance sheet at December 31, 1995, is discussed below, and should be read in conjunction with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, and the financial data as presented in Item 1 above.

RESULTS OF OPERATIONS
Sales in the first quarter of 1996 increased to $368 million from $346 million in the first quarter of 1995. The majority of this increase was in the Aerospace segment where sales increased $20 million to $177 million in the first quarter of 1996 from $157 million in the first quarter of 1995. Industrial segment sales were $191 million in the first quarter of 1996, which was flat compared with first quarter 1995 sales of $189 million. Excluding sales from the divested Spectronic Instruments business (Spectronic) and the Advanced Power Technology product line (APT), total first quarter 1996 sales increased by 11 percent compared with the first quarter of 1995.

Net earnings in the first quarter of 1996 were $26 million, or $.42 per share, compared with a net loss of $18 million, or $.29 per share, in the first quarter of 1995. Excluding the $58 million pretax restructuring charge taken in the first quarter of 1995 and related period costs incurred in the first quarter of 1996, net earnings increased to $29 million, or $.47 per share, in the first quarter of 1996, compared with $22 million, or $.35 per share, in the first quarter of 1995. This increase was attributable primarily to higher sales, a more profitable sales mix, and the effects of ongoing cost reductions.

STOCK SPLIT
On February 20, 1996, the Registrant's Board of Directors authorized a two-for-one stock split payable as a 100 percent stock dividend which was distributed on March 19, 1996, to shareholders of record on March 5, 1996. Shareholders' equity has been restated to give retroactive recognition to the stock split in prior periods by reclassifying from retained earnings to common stock the par value of the additional shares arising from the split. In addition, all references to the number of shares and per share amounts of the Registrant's common stock have been restated to reflect the split.

ORDERS
Unfilled orders totaled $927 million at March 31, 1996, down $4 million from $931 million at December 31, 1995. Incoming orders of $363 million in the first quarter of 1996, were down $204 million compared with incoming orders of $567 million in the first quarter of 1995. The decrease in incoming orders was due primarily to unusually strong first quarter 1995 orders which included a $172 million long-term contract for the propulsion system for the United Kingdom's Royal Navy Spearfish heavyweight torpedo program. Also contributing to the decrease were orders in the first quarter of 1995 related to Spectronic and APT which, as previously discussed, were divested.

AEROSPACE OVERVIEW
First quarter 1996 sales for ongoing businesses in the Aerospace segment were up 16 percent compared with the same period in 1995, with increases in commercial sales, particularly in the aftermarket, and flat military sales. Operating profit, excluding restructuring costs, increased by $12 million on the strength of the higher commercial volume, resulting in an operating profit margin of 15.3 percent of sales, compared with
9.6 percent in the first quarter of 1995.

INDUSTRIAL OVERVIEW
Industrial segment sales for ongoing businesses increased by 6 percent for the first quarter of 1996 compared with the same period in 1995. Operating profit before restructuring costs for the first quarter fell by 12 percent, yielding an operating profit margin of 15.2 percent compared with 17.5 percent in the first quarter of 1995. The decline in operating profit was primarily a result of weakness at Sullair Europe. Total Industrial orders for ongoing businesses in the first quarter were down by 6 percent compared with the same period in 1995.

LIQUIDITY & CAPITAL RESOURCES
Working capital increased to $337 million at March 31, 1996, compared with $323 million at December 31, 1995. Lower notes payable and higher inventories partially offset by lower cash and cash equivalents were primarily responsible for the increase. Available cash and a portion of current period earnings were used to reduce notes payable while the increase in inventories was due primarily to increased sales activity.

Net cash provided by operating activities increased to $50 million for the first quarter of 1996 from $41 million for the first quarter of 1995. A decrease in the amount of cash used to build inventories and higher net earnings, excluding the first quarter 1995 restructuring charge, were primarily responsible for the increase. Fluctuations in the cash flow related to net earnings (loss), deferred income taxes, and accrued expenses were due primarily to the 1995 restructuring charge. However, net cash used for restructuring activities was approximately $2 million in the first quarter of 1996.

In the first quarter of 1996, the Registrant used $13 million for investing activities primarily for the purchase of fixed assets. Cash used for financing activities totaled $68 million in the first quarter of 1996 and was used primarily to repay notes payable, repurchase common stock, and pay dividends. In the quarter ended March 31, 1995, the Registrant used $17 million of cash for investing activities primarily for the purchase of fixed assets and for the formation of an industrial revenue bond (IRB) trust related to capital improvements at the Registrant's Auburn, Alabama, facility. Net cash used for financing activities was $26 million in the first three months of 1995 and consisted primarily of cash used to reduce commercial paper borrowings and to pay dividends partially offset by the issuance of the Auburn, Alabama, IRB.

The Registrant repurchased approximately 276,000 shares of its common stock in the first quarter of 1996 and an additional 10,000 shares in April. As of March 31, 1996, the Registrant had repurchased approximately 12 million shares of the 20 million shares authorized for repurchase by the Registrant's Board of Directors. The Registrant plans to continue to repurchase stock on an opportunistic basis.

On March 31, 1996, the Registrant's ratio of total debt to total capital was 41.6 percent compared with 45.2 percent at December 31, 1995.

On April 16, 1996, the Registrant's Board of Directors declared a quarterly cash dividend of $.17 per share payable on June 18, 1996, to holders of record on June 4, 1996.

OUTLOOK
The following forward-looking statements are subject to market risks and opportunities that could have a material impact on actual results, as set forth in the Registrant's annual report on Form 10-K filed with the Securities and Exchange Commission.

The Registrant continues to expect 1996 sales of its ongoing businesses to improve by 5 percent to 10 percent, which should generate earnings of between $2.25 and $2.40 per share before restructuring costs and any additional share repurchases. Restructuring period costs are projected to be $5 million in the second quarter, $2 million in the third quarter, and $1 million in the fourth quarter. Partially offsetting these period costs are a $7 million curtailment gain projected for the second quarter and an approximate $1 million settlement gain projected for the fourth quarter.

In the Aerospace segment for 1996, total commercial OEM sales had been projected to grow by 10 percent to 20 percent, but now are projected to grow by about 5 percent reflecting the loss of sales as a result of Fokker's bankruptcy. The Registrant's commercial OEM sales, excluding the 1995 sales of APT, are projected to grow between 10 percent and
15 percent   The commercial aftermarket business is projected to grow
between 5 percent and 10 percent from the level achieved in 1995. Military sales are expected to increase marginally compared with 1995. Total sales for ongoing Aerospace businesses are expected to rise by 5 percent to 10 percent during 1996, and should generate sustained improvement in Aerospace operating profit. For the full year, the Registrant now expects Industrial sales to grow by about 5 percent and Industrial operating profit margins to again exceed 17 percent.

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Registrant has disclosed various legal proceedings in its Annual Report on Form 10-K for the fiscal year ended December 31, 1995. There have been no material changes in those proceedings or other material legal developments since that time.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              (3)   Articles of Incorporation and By-laws

                    (a) Text of resolution adopted by the Board of Directors of Registrant on April 16, 1996, amending Registrant's By-laws, effective May 1, 1996.

                    (b) Registrant's By-laws, including all amendments as effective May 1, 1996.

              (11)  Statement Re Computation of Per Share Earnings

                    (a) Computation of Fully Diluted Earnings Per Share (Unaudited) for the quarters ended
                         March 31, 1996 and 1995.

              (27)  Financial Data Schedule

         (b)  Reports on Form 8-K.

              None

                            SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Sundstrand Corporation
                                         ----------------------------
                                                 (Registrant)



Date:  May 1, 1996                        /s/ Richard M. Schilling
                                         -----------------------------
                                              Richard M. Schilling
                                          Vice President and General
                                             Counsel and Secretary



Date:  May 1, 1996                        /s/ DeWayne J. Fellows
                                         -----------------------------
                                              DeWayne J. Fellows
                                         Vice President and Controller