Form 10-Q
period 1996-06-30
SUNDSTRAND CORP /DE/
filed 1996-07-31
CIK 95395

                            FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1996

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

               Class                            Outstanding at July 26, 1996
_______________________________________         ____________________________
Common Stock, par value $.50 per share                    60,757,603

                      SUNDSTRAND CORPORATION

                            FORM 10-Q

               For the Quarter Ended June 30, 1996


                              INDEX

                                                                       Page
Part I.   Financial Information                                        ____

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

                    PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

Sundstrand Corporation and Subsidiaries
Condensed Consolidated Statement of Earnings (Unaudited)
                                         Three Months           Six Months
                                         Ended June 30,        Ended June 30,
(Amounts in millions except            ------------------     -----------------
 per share data)                         1996       1995       1996      1995
- -------------------------------------------------------------------------------
Net sales                               $  371     $  377     $  739     $  723

Costs, expenses, and other income:
 Costs of products sold                    243        247        484        473
 Marketing and administration               77         77        156        152
 Restructuring charge                       (8)         3         (8)        61
 Interest expense                            8          8         15         17
 Interest income                            (2)        (1)        (3)        (2)
 Other, net                                  -         (1)         -          -
                                        ------     ------     ------     ------
                                           318        333        644        701
                                        ------     ------     ------     ------

Earnings before income taxes                53         44         95         22

Less income taxes                           19         17         35         13
                                        ------     ------     ------     ------
Net earnings                            $   34     $   27     $   60     $    9
                                        ======     ======     ======     ======

Weighted-average number of common
  shares outstanding                      61.4       63.3       61.4       63.3

Earnings per share                      $  .56     $  .44     $  .98     $  .15
                                        ======     ======     ======     ======

Cash dividends per common share         $  .17     $  .15     $  .34     $  .30
                                        ======     ======     ======     ======

Sundstrand Corporation and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)

                                                            Six Months Ended
                                                                 June 30,
                                                           -------------------
(Amounts in millions)                                       1996        1995
- ------------------------------------------------------------------------------
Cash flow from operating activities:
  Net earnings                                             $   60      $    9
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation and amortization                             36          40
     Deferred income taxes                                      3         (22)
     Change in operating assets and liabilities excluding
       the effects of acquisitions and divestitures:
         Accounts receivable                                    2          12
         Inventory                                            (19)        (37)
         Other assets                                          (2)          5
         Accounts payable                                      (8)          3
         Accrued expenses                                     (11)         79
     Other                                                     (1)         (5)
                                                           ------      ------
       Total adjustments                                        -          75
                                                           ------      ------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      60          84
                                                           ------      ------
Cash flow from investing activities:
  Cash paid for property, plant, and equipment                (30)        (23)
  Proceeds from sale of assets                                  1           7
  Investment in IRB trust                                       3          (5)
  Investment in equity companies                                -          (1)
                                                           ------      ------
NET CASH USED FOR INVESTING ACTIVITIES                        (26)        (22)
                                                           ------      ------
Cash flow from financing activities:
  Net payments on borrowings supported by lines of credit     (10)        (32)
  Principal payments on long-term debt                         (1)         (4)
  Issuance of long-term debt                                    -           8
  Purchase of treasury stock                                  (30)        (13)
  Proceeds from stock options exercised                         1           2
  Dividends paid                                              (21)        (19)
                                                           ------      ------
NET CASH USED FOR FINANCING ACTIVITIES                        (61)        (58)
                                                           ------      ------
Effect of exchange rate changes on cash                         2          (5)
                                                           ------      ------
  Decrease in cash and cash equivalents                       (25)         (1)
  Cash and cash equivalents at January 1                       75          66
                                                           ------      ------
CASH AND CASH EQUIVALENTS AT JUNE 30                       $   50      $   65
                                                           ======      ======
Supplemental cash flow information:
  Interest paid                                            $   15      $   17
  Income taxes paid                                        $   35      $   30

Sundstrand Corporation and Subsidiaries
Condensed Consolidated Balance Sheet (Unaudited)


                                                       June 30,   December 31,
(Amounts in millions)                                    1996        1995
- ------------------------------------------------------------------------------
Assets

Current Assets
 Cash and cash equivalents                              $    50      $    75
 Accounts receivable, net                                   278          281
 Inventories, net of progress payment                       348          330
 Deferred income taxes                                       55           55
 Other current assets                                        20           20
                                                        -------      -------
    Total current assets                                    751          761

Property, Plant, and Equipment, net                         444          449
Intangible Assets, net                                      263          266
Deferred Income Taxes                                        73           75
Other Assets                                                 42           42
                                                        -------      -------
                                                        $ 1,573      $ 1,593
                                                        =======      =======
Liabilities and Shareholders' Equity

Current Liabilities
 Notes payable                                          $   157      $   168
 Long-term debt due within one year                           8            7
 Accounts payable                                            94          102
 Accrued salaries, wages, and commissions                    26           24
 Accrued postretirement benefits other than pensions         17           17
    Restructuring liability                                  25           27
 Other accrued liabilities                                   88           93
                                                        -------      -------
    Total current liabilities                               415          438

Long-Term Debt                                              220          221
Accrued Postretirement Benefits Other Than Pensions         365          363
Other Liabilities                                            83           90

Shareholders' Equity
 Common stock, at par value                                  38           38
 Other shareholders' equity                                 452          443
                                                        -------      -------
                                                            490          481
                                                        -------      -------
                                                        $ 1,573      $ 1,593
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


Notes to Condensed Consolidated Financial Statements
(Unaudited)


ACCOUNTING POLICIES
The financial statements are condensed and should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1995.

PRINCIPLES OF CONSOLIDATION provide for the inclusion of the accounts of Sundstrand Corporation and all subsidiaries. All intercompany transactions are eliminated in consolidation.

CASH EQUIVALENTS are considered by the Registrant to be all highly liquid debt instruments purchased with original maturities of three months or less.

INVENTORIES
The components of inventories at June 30, 1996, and December 31, 1995, were as follows:
                                                  June 30,    December 31,
(Amounts in millions)                               1996          1995
- ---------------------------------------------------------------------------
Raw materials                                     $  48          $  51
Work in process                                     128            118
Finished goods and parts                            190            179
                                                  -----          -----
                                                    366            348
Less progress payments                               18             18
                                                  -----          -----
                                                  $ 348          $ 330
                                                  =====          =====

Prior to the application of progress payments, the inventories shown above included costs related to long-term contracts of $37 million and $52 million, at June 30, 1996, and December 31, 1995, respectively.

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

RESTRUCTURING
During 1995, the Registrant's Board of Directors approved a restructuring plan which resulted in a pretax charge of $58 million. The charge was taken to reduce excess manufacturing capacity caused by reductions in manufacturing volume and increases in manufacturing productivity, and to write down the assets of the Industrial segment's Spectronic Instruments business (Spectronic) and the Aerospace segment's Advanced Power Technology, Inc. (APT) in anticipation of their divestiture. The charge included $24 million in termination benefits for approximately 350 employees, primarily consisting of workers at the Registrant's Lima, Ohio, facility. Also included in the charge was $29 million for the write-down of the assets of the Lima facility, Spectronic, and APT, as well as $5 million for disposition of the Lima facility. The shutdown of the Lima facility was substantially completed in June 1996. The disposition of the Lima facility is expected to be completed by mid-1997 and the sales of Spectronic and a majority interest in APT were completed in the third quarter of 1995.

Since the restructuring charge was recorded, approximately $4 million has been paid and charged against the restructuring liability, including costs to terminate 346 employees. In the second quarter of 1996, as a result of the Lima plant shutdown, future pension and other postretirement benefits for the terminated Lima employees were fixed causing recognition of an $8 million curtailment gain. Additionally, in the first six months of 1996 approximately $10 million was charged directly to earnings related primarily to the movement of equipment from the Lima facility to other manufacturing sites.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The financial information for the quarter ended June 30, 1996, as compared to the financial information for the quarter ended June 30, 1995, and the balance sheet at December 31, 1995, is discussed below, and should be read in conjunction with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, and the financial data as presented in Item 1 above.


RESULTS OF OPERATIONS
Second quarter 1996 sales decreased by $6 million  to $371 million from $377
million in second quarter 1995.   This decrease was due primarily to the 1995
divestitures of the Spectronic Instruments business (Spectronic) and Advanced Power Technology, Inc. (APT), partially offset by higher Aerospace segment sales. As a result of higher commercial aftermarket sales, Aerospace segment sales for the second quarter of 1996 increased to $183 million compared with $176 million in the same period of 1995. Industrial sales fell to $188 million in the second quarter of 1996 compared with $201 million in second quarter 1995, primarily as a result of the Spectronic divestiture and lower domestic sales of industrial compressors.

Second quarter net earnings were $34 million, or $.56 per share compared with $27 million, or $.44 per share in 1995. The increase included a $5 million after tax gain for the curtailment of pension and other postretirement benefits related to the shutdown of the Lima, Ohio, plant and approximately $3 million after taxes of restructuring-related period expenses which were recognized as incurred in the second quarter of 1996. Excluding restructuring related items, second quarter 1996 net earnings increased to $32 million, or $.53 per share compared with $30 million or $.47 per share in second quarter 1995, primarily as a result of stronger commercial Aerospace sales.

Sales for the first half of 1996 were $739 million compared with $723 million in the first half of 1995. As a result of higher commercial aftermarket sales, Aerospace segment sales increased to $360 million in the first half of 1996 compared with $333 million in the first half of 1995. Industrial segment sales were $379 million and $390 million in the first half of 1996 and 1995, respectively. The decrease was due to the Spectronic divestiture partially offset by higher sales at Falk.

Net earnings for the first six months of 1996 were $60 million, or $.98 per share, which included a $5 million after tax restructuring-related curtailment gain. Net earnings for the first six months of 1995 were $9 million, or $.15 per share, which included restructuring charges of $42 million after taxes. Excluding restructuring related items, net income for the first half of 1996 was $61 million, or $1.00 per share, compared with $52 million, or $.82 per share in the same 1995 period. The increase was due primarily to higher Aerospace operating profit stemming from the increase in commercial aftermarket sales.

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

ORDER
Incoming orders for second quarter 1996 increased to $427 million compared with $355 million in the second quarter of 1995, primarily as a result of higher orders in the Aerospace markets. New orders for the six months ended June 30, 1996, were $790 million, down from $922 million for the same period last year. The decrease was due primarily to a $172 million long-term contract entered into in 1995 to provide the propulsion system for the United Kingdom's Royal Navy Spearfish heavyweight torpedo program. Total unfilled orders at June 30, 1996, were $982 million, compared with $946 million at June 30, 1995, and $931 million at December 31, 1995.

AEROSPACE OVERVIEW FOR ONGOING BUSINESSES EXCLUDING RESTRUCTURING
Second quarter 1996 sales in the Aerospace segment were up $13 million or 8 percent compared with the second quarter of 1995, as a result of increases in commercial OEM and aftermarket sales. Operating profit increased by $6 million or 26 percent on the higher commercial volume, resulting in an operating profit margin of 15.8 percent of sales, compared with 13.5 percent in the second quarter of 1995. Total Aerospace orders increased by 58 percent in the second quarter compared with the same period in 1995.

INDUSTRIAL OVERVIEW FOR ONGOING BUSINESSES EXCLUDING RESTRUCTURING Industrial segment sales in the second quarter of 1996 decreased by $5 million or 3 percent compared with the second quarter of 1995. Operating profit fell by $6 million or 16 percent from the 1995 second quarter level resulting in an operating profit margin of 16.5 percent compared with 19.2 percent in the second quarter of 1995. Continued weakness at Sullair, primarily in Europe, and to a lesser extent Milton Roy, contributed to the Industrial operating profit decline. Total Industrial orders in the second quarter were flat compared with the same period in 1995.

LIQUIDITY & CAPITAL RESOURCES
Working capital increased by $13 million to $336 million at June 30, 1996, from $323 million at December 31, 1995. Higher inventories and lower notes and accounts payable, partially offset by a decrease in cash and cash equivalents were primarily responsible for the increase. Inventory increased in response to the increased sales and order activity, primarily in the Aerospace segment.

Net cash provided by operating activities for the first half of 1996 was $60 million compared with $84 million for the first six months of 1995. Increases in various liability accounts, including accrued salaries, wages and commissions and pension and other postretirement benefits liabilities, in the first six months of 1995 were primarily responsible for the year over year change. The effects of restructuring actions which caused significant fluctuations in net earnings, deferred income taxes, and accrued expenses, did not have a material effect on net operating cash flows in either period.

In the first six months of 1996 and 1995 the Registrant used cash of $26 million and $22 million, respectively, for investing activities, primarily for the purchase of fixed assets. In the first six months of 1996, $61 million of cash was used for financing activities, primarily common stock repurchases, dividends payments, and reductions in commercial paper borrowings. In the first half of 1995, $58 million of cash was used for financing activities, which consisted primarily of cash used to reduce commercial paper borrowings, pay dividends, and repurchase common stock, partially offset by the issuance of an industrial revenue bond for capital improvements at Falk's Auburn, Alabama, facility.

The Registrant repurchased 546,400 shares of its common stock during the second quarter and an additional 9,000 shares, through July 24, 1996, bringing the total shares repurchased in 1996 to 831,000. Through July 24, 1996, the Registrant has purchased a total of approximately 13 million shares of the 20 million shares authorized for repurchase by the Board of Directors.

On June 18, 1996, the Board of Directors declared a quarterly cash dividend of $.17 per common share payable on September 17, 1996, to holders of record on September 3, 1996.

At June 30, 1996, the Registrant's ratio of total debt to total capital was 44.0 percent compared with 45.2 percent at December 31, 1995.

OUTLOOK
The following forward-looking statements are subject to market risks and opportunities that could have a material impact on actual results, as set forth in the Registrant's annual report on Form 10-K filed with the Securities and Exchange Commission.

The Registrant continues to expect 1996 sales of its ongoing businesses to increase by 5 percent to 10 percent, which should generate full-year earnings, excluding restructuring costs and any additional share repurchases, of between $2.25 and $2.40 per share. As a result of the improving commercial aerospace cycle, the Registrant currently believes that Aerospace commercial OEM sales for its ongoing business will increase by 20 percent to 25 percent from 1995 levels, however it continues to expect total sales for the ongoing Aerospace business to increase between 5 percent and 10 percent which should generate sustained improvement in Aerospace operating profit. For the full year, Industrial segment sales from ongoing businesses are expected to increase about 5 percent with operating profit margins approaching the 17 percent level.

The Registrant currently expects 1996 operating cash flow after capital expenditures to be in the $100 million to $125 million range. Additionally, the Registrant currently expects company-funded R&D spending for the full year to be approximately $60 million, a decrease of about $10 million from its previous projection.

                     PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Registrant has disclosed various legal proceedings in its Annual Report on Form 10-K for the fiscal year ended December 31, 1995. There have been no material changes in those proceedings or other material legal developments since that time.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (a) The Annual Meeting of Stockholders of Sundstrand Corporation was held on April 16, 1996.

           (c) Stockholders voted on the election of four directors for a term of three years and on a proposed amendment to the Sundstrand Corporation Nonemployee Director Stock Option Plan. Results of said votes were as follows:

        i)   Directors     Name                     For             Withheld
                           ----                     ---             --------
                           Klaus H. Murmann         24,946,957      1,966,535
                           Robert J. Smuland*       24,914,882      1,998,609
                           Berger G. Wallin         24,947,758      1,965,733
                           Richard A. Abdoo         24,932,070      1,981,421

                                        For            Against       Withheld
                                        ---            -------       --------

       ii)   Amendment to Sundstrand    22,812,188     3,706,100      395,203
             Corporation Nonemployee
             Director Stock Option Plan

* Mr. Smuland resigned from the Board of Directors effective June 10, 1996.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

               (3)   Articles of Incorporation and By-Laws

                    (a) Text of resolutions adopted by the Board of Directors of Registrant On June 18, 1996, amending Registrant's By-Laws effective June 18, 1996.

                    (b) Registrant's By-Laws, including all amendments as effective June 18, 1996.

               (10)  Material Contracts

                    (a) Employment Agreement dated June 18, 1996, between Registrant and Ronald F. McKenna, Registrant's Executive Vice President and Chief Operating Officer, Aerospace.

               (11)  Statement Re Computation of Per Share Earnings

                    (a) Computation of Fully Diluted Earnings Per Share (Unaudited) for the quarters ended June 30, 1996 and 1995, and for the six months ended June 30, 1996 and 1995.

               (27)  Financial Data Schedule

          (b)   Reports on Form 8-K

                On June 11, 1996, the Registrant filed a report on Form 8-K regarding the resignation of Robert J. Smuland as a director of the Registrant.

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


                                             Sundstrand Corporation
                                           -----------------------------
                                                    (Registrant)



Date:  July 31, 1996                        /s/ Richard M. Schilling
                                           -----------------------------
                                               Richard M. Schilling
                                            Vice President and General
                                               Counsel and Secretary




Date:  July 31, 1996                         /s/ DeWayne J. Fellows
                                           -----------------------------
                                                 DeWayne J. Fellows
                                           Vice President and Controller