Form 10-Q
period 1996-09-30
SUNDSTRAND CORP /DE/
filed 1996-10-29
CIK 95395

                            FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996

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

               Class                        Outstanding at October 24, 1996
______________________________________      _______________________________
Common Stock, par value $.50 per share                 60,629,631

                      SUNDSTRAND CORPORATION

                            FORM 10-Q

             For the Quarter Ended September 30, 1996


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

                    PART I - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS.

Sundstrand Corporation and Subsidiaries
Condensed Consolidated Statement of Earnings (Unaudited)
                                        Three Months           Nine Months
                                     Ended September 30,   Ended September 30,
(Amounts in millions except          -------------------   -------------------
  per share data)                      1996      1995        1996      1995
------------------------------------------------------------------------------
Net sales                             $  371    $  355      $1,110    $1,078

Costs, expenses, and other income:
 Costs of products sold                  241       226         725       699
 Marketing and administration             70        72         226       224
 Restructuring charge, net                 -        (3)         (8)       58
 Interest expense                          7         8          22        25
 Interest income                          (1)       (2)         (4)       (4)
 Other, net                                -        (1)          -        (1)
                                      ------    ------      ------    ------
                                         317       300         961     1,001
                                      ------    ------      ------    ------

Earnings before income taxes              54        55         149        77

Less income taxes                         20        21          55        34
                                      ------    ------      ------    ------
Net earnings                          $   34    $   34      $   94    $   43
                                      ======    ======      ======    ======

Weighted-average number of common
 shares outstanding                     61.1      63.0        61.1      63.0


Earnings per share                    $  .57    $  .53      $ 1.55    $  .68
                                      ======    ======      ======    ======

Cash dividends per common share       $  .17    $  .15      $  .51    $  .45
                                      ======    ======      ======    ======

Sundstrand Corporation and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)
                                                            Nine Months Ended
                                                              September 30,
                                                            -------   -------
(Amounts in millions)                                         1996      1995
-----------------------------------------------------------------------------
Cash flow from operating activities:
  Net earnings                                              $  94      $  43
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation and amortization                             55         59
     Deferred income taxes                                     10        (16)
     Change in operating assets and liabilities excluding
       the effects of acquisitions and divestitures:
         Accounts receivable                                  (10)        25
         Inventory                                            (29)       (52)
         Other assets                                          (6)         7
         Accounts payable                                      (7)        (1)
         Accrued expenses                                     (11)        68
     Other                                                     (4)         4
                                                            -----      -----
       Total adjustments                                       (2)        94
                                                            -----      -----
NET CASH PROVIDED BY OPERATING ACTIVITIES                      92        137
                                                            -----      -----
Cash flow from investing activities:
  Cash paid for property, plant, and equipment                (46)       (39)
  Proceeds from sale of assets                                  2         41
  Cash paid for business acquisitions                         (10)        (8)
  Investment in IRB trust                                       4         (4)
  Investment in equity companies                                -         (2)
                                                            -----      -----
NET CASH USED FOR INVESTING ACTIVITIES                        (50)       (12)
                                                            -----      -----
Cash flow from financing activities:
  Net payments on borrowings supported by lines of credit      (2)       (39)
  Principal payments on long-term debt                         (2)        (5)
  Issuance of long-term debt                                    -          8
  Purchase of treasury stock                                  (36)       (50)
  Proceeds from stock options exercised                         2          3
  Dividends paid                                              (31)       (29)
                                                            -----      -----
NET CASH USED FOR FINANCING ACTIVITIES                        (69)      (112)
                                                            -----      -----
Effect of exchange rate changes on cash                         2         (4)
                                                            -----      -----
  Increase (decrease) in cash and cash equivalents            (25)         9
  Cash and cash equivalents at January 1                       75         66
                                                            -----      -----
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                   $  50      $  75
                                                            =====      =====
Supplemental cash flow information:
  Interest paid                                             $  18      $  20
  Income taxes paid                                         $  45      $  51

Sundstrand Corporation and Subsidiaries
Condensed Consolidated Balance Sheet (Unaudited)
                                                   September 30,  December 31,
(Amounts in millions)                                  1996           1995
------------------------------------------------------------------------------
Assets
Current Assets
 Cash and cash equivalents                           $    50        $    75
 Accounts receivable, net                                291            281
 Inventories, net of progress payments                   358            330
 Deferred income taxes                                    45             55
 Other current assets                                     14             20
                                                     -------        -------
    Total current assets                                 758            761

Property, Plant, and Equipment, net                      444            449
Intangible Assets, net                                   272            266
Deferred Income Taxes                                     76             75
Other Assets                                              51             42
                                                     -------        -------
                                                     $ 1,601        $ 1,593
                                                     =======        =======

Liabilities and Shareholders' Equity
Current Liabilities
 Notes payable                                       $   166        $   168
 Long-term debt due within one year                        8              7
 Accounts payable                                         95            102
 Accrued salaries, wages, and commissions                 29             24
 Accrued postretirement benefits other than pensions      17             17
 Restructuring liability                                  23             27
 Other accrued liabilities                                90             93
                                                     -------        -------
    Total current liabilities                            428            438

Long-Term Debt                                           219            221
Accrued Postretirement Benefits Other Than Pensions      367            363
Other Liabilities                                         78             90

Shareholders' Equity
 Common stock, at par value                               38             38
 Other shareholders' equity                              471            443
                                                     -------        -------
                                                         509            481
                                                     -------        -------
                                                     $ 1,601        $ 1,593
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

INVENTORIES
The components of inventories at September 30, 1996, and December 31,
1995, were as follows:
                                               September 30,    December 31,
(Amounts in millions)                              1996            1995
----------------------------------------------------------------------------
Raw materials . . . . . . . . . . . . . . . . . . $   50          $   51
Work in process . . . . . . . . . . . . . . . . .    134             118
Finished goods and parts. . . . . . . . . . . . .    194             179
                                                  ------          ------
  Inventories before progress payments. . . . . .    378             348
Less progress payments. . . . . . . . . . . . . .     20              18
                                                  ------          ------
  Inventories, net of progress payments . . . . . $  358          $  330
                                                  ======          ======

Inventories before progress payments include costs related to long-term contracts of $56 million and $52 million, at September 30, 1996, and December 31, 1995, respectively.

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

RESTRUCTURING
During 1995, the Registrant's Board of Directors approved a restructuring plan which resulted in a pretax charge of $58 million.
The charge was taken to reduce excess manufacturing capacity caused by reductions in manufacturing volume and increases in manufacturing productivity, and to write down the assets of the Industrial segment's Spectronic Instruments business (Spectronic) and the Aerospace segment's Advanced Power Technology, Inc. (APT) in anticipation of their divestiture. The charge included $24 million in termination benefits for approximately 350 employees, primarily consisting of workers at the Registrant's Lima, Ohio, facility. Also included in the charge was $29 million for the write-down of the assets of the Lima facility, Spectronic, and APT, as well as $5 million for disposition of the Lima facility. The shutdown of the Lima facility was substantially completed in June 1996. The disposition of the Lima facility is expected to be completed by mid-1997 and the sales of Spectronic and a majority interest in APT were completed in the third quarter of 1995.
  Since the restructuring charge was recorded, approximately $5 million has been paid and charged against the restructuring liability, including costs to terminate 359 employees. In the second quarter of 1996, as a result of the Lima plant shutdown, future pension and other postretirement benefits for the terminated Lima employees were fixed causing recognition of an $8 million curtailment gain. Additionally, in the first nine months of 1996 approximately
$13 million was charged to costs of products sold related primarily to the movement of equipment from the Lima facility to other manufacturing sites.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The financial information for the quarter ended September 30, 1996, as compared with the financial information for the quarter ended September 30, 1995, and the balance sheet at December 31, 1995, is discussed below, and should be read in conjunction with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, and the financial data as presented in Item 1 above.


RESULTS OF OPERATIONS
Third quarter 1996 sales increased by $16 million, to $371 million, compared with third quarter 1995 sales of $355 million. Third quarter 1996 Aerospace segment sales of $196 million were up $10 million compared with third quarter 1995 primarily as a result of higher commercial sales. Third quarter 1996 Industrial segment sales of $175 million were $6 million higher than third quarter 1995 primarily as a result of higher sales of Fluid Handling's Sundyne pumps, partially offset by lower sales of stock built product at Falk.

Third quarter 1996 net earnings were $34 million, or $.57 per share, compared with third quarter 1995 net earnings of $34 million, or $.53 per share. Excluding restructuring related items, third quarter net earnings were $36 million, or $.59 per share, in 1996 and $33 million, or $.53 per share, in 1995. The increase was due primarily to the higher Aerospace operating profit stemming from the increase in commercial sales, partially offset by increased operating losses at Sullair's European business. Earnings per share also benefitted from the effects of the share repurchase program.

Sales for the first nine months of 1996 were $1,110 million, an increase of $32 million, from sales of $1,078 million for the same 1995 period. Aerospace segment sales increased by $37 million to $556 million in the first nine months of 1996 from $519 million in the same 1995 period. The increase was due to higher commercial sales, partially offset by the effects of the third quarter 1995 divestiture of a majority interest in Advanced Power Technology, Inc.
(APT). Industrial segment sales were $554 million in the first nine months of 1996, a decrease of $5 million from sales of $559 million in the same 1995 period. The decrease was a result of the 1995 divestiture of the Spectronic Instruments business, partially offset by higher sales at Falk and Fluid Handling.

Net earnings were $94 million, or $1.55 per share, for the first nine months of 1996 compared with $43 million, or $.68 per share, in the first nine months of 1995. Excluding restructuring charges, related curtailment gains, and related period costs, net income was $97 million, or $1.59 per share, and $85 million, or $1.35 per share, for the first nine months of 1996 and 1995, respectively. The increase is due primarily to higher Aerospace operating profit resulting from the increase in commercial sales, partially offset by increased operating losses at Sullair's European business. Earnings per share also benefitted from the effects of the share repurchase program.

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


ORDERS
Third quarter 1996 incoming orders were $387 million compared with third quarter 1995 incoming orders of $322 million. The $65 million increase was primarily in the Aerospace commercial markets. New orders for the first nine months of 1996 were $1,177 million compared with new orders of $1,244 million for the same period of 1995. The 1995 orders included a $172 million long-term contract to provide the propulsion system for the United Kingdom's Royal Navy Spearfish heavyweight torpedo program. Total unfilled orders on September 30, 1996, were $998 million, up from $913 million on September 30, 1995, and $931 million on December 31, 1995.


AEROSPACE OVERVIEW (FOR ONGOING BUSINESSES EXCLUDING RESTRUCTURING) Third quarter 1996 sales in the Aerospace segment were up $16 million or 9 percent compared with the third quarter of 1995, as a result of increased commercial sales. Operating profit increased by $8 million or 26 percent. Total Aerospace orders increased by 28 percent in the third quarter compared with the same period in 1995.


INDUSTRIAL OVERVIEW (FOR ONGOING BUSINESSES)
Industrial segment sales in the third quarter of 1996 increased by $6 million or 4 percent compared with the third quarter of 1995. Operating profit fell by $2 million or 7 percent from the 1995 third quarter due to continued market and margin weakness at Sullair's European business. Total Industrial orders increased by 2 percent in the third quarter compared with the same period in 1995.

LIQUIDITY & CAPITAL RESOURCES
Working capital was $330 million at September 30, 1996, compared with $323 million at December 31, 1995. Higher inventories and accounts receivable which resulted from the increased sales and order activity were partially offset by a decrease in cash and cash equivalents and deferred income taxes.

Net cash provided by operating activities decreased to $92 million for the first nine months of 1996 from $137 million for the first nine months of 1995. The year over year decrease in operating cash flow was due primarily to the net effect of fluctuations in accounts receivable, inventories, and pension and warranty liabilities. Fluctuations in cash flow between the nine month periods related to net earnings, deferred income taxes, and accrued expenses were due primarily to the $58 million 1995 restructuring accrual, which did not have a material effect on the net cash provided by operating activities in either period.

In the nine months ended September 30, 1996, the Registrant used $50 million of cash for investing activities, primarily for the purchase of fixed assets. In the same 1995 period, the Registrant used $12 million of cash for investing activities, primarily for the purchase of fixed assets and the ram air turbine product line of Dowty Aerospace Hydraulics, Dowty Group Plc., Cheltenham, England offset, in part, by the proceeds from the sale of assets. In the first nine months of 1996, $69 million of cash was used for financing activities, primarily to repurchase common stock and pay dividends. In the same period of 1995, $112 million of cash was used for financing activities, primarily to repay borrowings supported by lines of credit, repurchase common stock, and pay dividends.

The Registrant repurchased 189,000 shares of its common stock during the third quarter, bringing the total shares repurchased in 1996 to 1,011,000. Through September 30, 1996, the Registrant has repurchased a total of approximately 13 million shares of the 20 million shares authorized for repurchase.

At September 30, 1996, the Registrant's ratio of total debt to total capital was 43.6 percent compared with 45.2 percent at December 31, 1995.


OUTLOOK
The following forward-looking statements are subject to market risks and opportunities that could have a material impact on actual results, as set forth in the Registrant's annual report on Form 10-K filed with the Securities and Exchange Commission.

The Registrant continues to project 1996 full-year earnings per share of between $2.25 and $2.40, excluding restructuring costs and any additional share repurchases. Excluding the divested Spectronic business, Industrial segment sales are expected to increase about 2 percent for 1996, with operating profit margins of around 16 percent. The projected increase from 1995 for full-year 1996 Aerospace segment sales, excluding APT, continues to be between 5 percent and 10 percent. The Registrant is assessing the situation at its Sullair Europe business and is evaluating its options in the face of current as well as forecasted market conditions. Operating cash flow after capital expenditures in 1996 is currently expected to be about $100 million.

The preliminary estimate for 1997 is for overall sales to increase between 5 percent and 10 percent with operating margins above 17 percent. Within this preliminary estimate, the Registrant is projecting that Aerospace segment sales will grow in the 10 percent to 15 percent range in 1997 with operating profit margin improvement compared to 1996. The Registrant's preliminary projection for the Industrial segment is for sales to be up about 5 percent with an operating profit margin in the 16 percent to 16 percent plus range.

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


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

                (3)   Articles of Incorporation and By-laws

                      (a) Text of resolution adopted by the Board of Directors of Registrant on September 17, 1996, amending Registrant's By-laws effective as of September 9, 1996.

                      (b) Registrant's By-laws, including all amendments as effective September 9, 1996.

                (10)  Material Contracts

                      (a) Termination Agreement dated August 7, 1996, between Registrant and James F. Ricketts.

                (11)  Statement Re Computation of Per Share Earnings

                      (a)     Computation of Fully Diluted Earnings Per
                              Share (Unaudited) for the quarters ended
                              September 30, 1996, and 1995, and for the nine months ended September 30, 1996, and 1995.

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


                                              Sundstrand Corporation
                                           ----------------------------
                                                    (Registrant)




Date: October 29, 1996                     /s/ Richard M. Schilling
                                          -----------------------------
                                               Richard M. Schilling
                                            Vice President and General
                                               Counsel and Secretary




Date: October 29, 1996                     /s/ DeWayne J. Fellows
                                          -----------------------------
                                               DeWayne J. Fellows
                                          Vice President and Controller