Form 10-K
period 1996-12-31
SUNDSTRAND CORP /DE/
filed 1997-03-05
CIK 95395

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

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

                                                 NAME OF EACH EXCHANGE ON WHICH THE COMMON
             TITLE OF EACH CLASS                      STOCK AND RIGHTS ARE REGISTERED
         Common stock-$.50 par value                      New York Stock Exchange
        Common stock purchase rights                      Chicago Stock Exchange
                                                          Pacific Stock Exchange

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
                                Yes  X   No
                                    ---      ---

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

                    $2,634,858,191 as of February 18, 1997.*

           *For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      60,083,206 shares of common stock outstanding at February 18, 1997.

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

DOCUMENT                                       FORM 10-K REFERENCE
Portions of Registrant's Proxy Statement for   Part III
Annual Meeting of Stockholders to be held
April 15, 1997

================================================================================

                             SUNDSTRAND CORPORATION

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                                                            PAGE
                                                                            ----
PART I
  Item 1.   Business....................................................      3
  Item 2.   Properties..................................................      6
  Item 3.   Legal Proceedings...........................................      6
  Item 4.   Submission of Matters to a Vote of Security Holders.........      6
PART II
  Item 5.   Market for the Registrant's Common Stock and Related
            Stockholder Matters.........................................      7
  Item 6.   Selected Financial Data for the Registrant for Each of the
            Last Five Fiscal Years......................................      9
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     10
  Item 8.   Financial Statements and Supplementary Data.................     17
  Item 9.   Disagreements on Accounting and Financial Disclosure........     37
PART III
  Item 10.  Directors and Executive Officers of the Registrant..........     38
  Item 11.  Executive Compensation......................................     38
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................     38
  Item 13.  Certain Relationships and Related Transactions..............     38
PART IV
  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.........................................................     38
Signatures..............................................................     42

                       CROSS-REFERENCE TABLE OF CONTENTS

     Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held April 15, 1997, including all information required in Part III of Form 10-K. The Cross-Reference Table of Contents set forth in Part III identifies the source of incorporated material for each of the Form 10-K items included in Part
III. Only those sections of the Proxy Statement cited in the Cross-Reference Table are part of this Form 10-K and filed with the Securities and Exchange Commission.

                                     PART I

ITEM 1. BUSINESS

     Sundstrand Corporation (Sundstrand or the Registrant) is a multinational organization comprised of an Aerospace and an Industrial business segment. These segments are engaged in the design, manufacture, and sale of a variety of proprietary, technology-based components and systems for diversified international markets. During 1996, the Registrant purchased the electrical load management technology and some related business from Leach International Corporation. In December 1996, the Registrant acquired Labinal S.A.'s (Labinal) interest in and related assets of Auxiliary Power International Corporation
(APIC), a joint venture formed in 1989 by Sundstrand and Labinal to market and sell auxiliary power units (APUs) to the commercial transport airline market. As it relates to APIC, the Registrant continues to project near and long-term growth opportunities in the APU business, with lower investment required as the family of existing APUs are applied to a limited number of new aircraft platforms. Also in December 1996, the Registrant initiated the restructuring of Sullair Europe S.A., as described in the restructuring footnote on pages 25 and 26, to configure this business in a more focused manner.

STRATEGY

     The Registrant intends to grow its revenues and market share by introducing new products, entering new markets, and by making small niche-type acquisitions. Sundstrand believes that by decentralizing its operations into smaller and more focused business units, which can better anticipate customer needs, it will improve the timing and increase the volume of new product development. During 1996, the Registrant established Sundstrand Fluid Handling Corporation as a wholly owned subsidiary to better position the Registrant for future expansion and to meet growing worldwide market demands. For additional discussion of strategy see Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 15 and 16.

DATE OF INCORPORATION

     The Registrant was incorporated in Illinois in 1910 and became a Delaware corporation in 1966.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The financial information on industry segments can be found on page 22.

AEROSPACE SEGMENT

     The Aerospace segment consists of three product lines, electric power systems, mechanical and fluid systems, and auxiliary power systems.

     Sundstrand is the leading supplier of aircraft electric power systems. The Registrant's systems are installed on every current aircraft platform offered by Boeing and Airbus Industrie, most McDonnell Douglas transports, several of the most popular smaller commercial aircraft, and many of the world's military aircraft. This scope of coverage is important both for the significant aftermarket business it generates and for the ongoing relationships it provides with customers. With proven capabilities in hydromechanical, electrical generation, electronics and power electronics, and hybrid technologies, Sundstrand can design a system for each aircraft's power requirements and usage patterns. The acquisition of Leach's electrical load management technology extends Sundstrand's current capabilities for generating and managing aircraft electric power. The electric power systems product line accounted for more than 50 percent of Aerospace segment sales in 1996, 1995, and 1994.

     The mechanical and fluid systems product line includes aircraft actuation systems, secondary/emergency power systems, and a range of pumps as well as systems for missile and space applications and undersea propulsion. Actuation systems incorporate mechanical, hydraulic, and electrical technologies for the movement and positioning of aircraft control surfaces such as flaps, slats, and horizontal stabilizers. Some of the Registrant's largest and most successful actuation system programs have been for military applications. This experience base has enabled Sundstrand to expand its product offerings into commercial markets where opportunities for growth exist. Secondary and emergency power systems include aircraft accessory drives and engine starting systems along with ram air turbines and air-driven generators that provide emergency hydraulic or electric power.

     Sundstrand produces APUs for a wide variety of commercial and military applications ranging from business jets to commercial transports. During December 1996, the Registrant purchased Labinal's 50 percent interest in APIC, a joint venture between Sundstrand and Labinal which markets larger APUs for Airbus, Boeing, and McDonnell Douglas commercial transports. Sundstrand expects this acquisition to improve the efficiency of APIC's operations and to allow APIC to respond more rapidly to the international airlines market.

INDUSTRIAL SEGMENT

     The Registrant's Industrial businesses serve a diverse group of basic industries throughout the world with a wide variety of products ranging from small metering pumps to some of the world's largest ring gears. The operating levels of these industries, which are involved primarily in raw material processing, bulk material handling, direct manufacturing, and construction, are tied closely to the level of general economic activity.

     The Falk Corporation serves a global customer base in industries such as mining, metal processing, wood and paper processing, construction and cement, chemical processing, utilities, transportation, food processing, and a variety of smaller markets. Falk's products include a broad line of standard enclosed gear drives and flexible shaft couplings sold through a worldwide distributor network as well as custom-engineered enclosed gear drives, large open gear sets, large alloy steel castings, and main propulsion marine drives sold directly to end users. Typical customer applications involve bulk material handling and raw material processing into finished goods. Falk's standard enclosed gear drives and couplings are used in conveying and mixing applications, while the larger custom drives are used for grinding and ship propulsion systems.

     Sullair Corporation is a major multinational manufacturer of rotary screw industrial and portable air compressors, rotary screw compressors for the refrigeration market, rotary screw vacuum systems, and pneumatic construction tools. Filters and dryers are also available for applications requiring extremely clean, dry air. Sullair's industrial compressors range from five-horsepower continuous-duty encapsulated models to 600-horsepower, high-efficiency, two-stage tandem models. Sullair's portable compressors for the construction market have capacities ranging from 70 cfm to 1,900 cfm. In December 1996, Sundstrand recorded a $32 million charge primarily to restructure the operations of its Sullair Europe S.A. subsidiary. For more information on this restructuring, see the restructuring footnote on pages 25 and 26.

     Sundstrand Fluid Handling Corporation manufactures engineered centrifugal pumps, compressors, and blowers for the hydrocarbon and chemical processing, pulp and paper, water treatment, electric power, and sanitary processing industries worldwide. These pumps are tailored for specific customer applications worldwide, and sold to end users and engineering contractors.

     Milton Roy Company serves the worldwide market with high-quality metering pumps and specialty pumps. Metering pumps typically are used in municipal and industrial water conditioning, waste water treatment, chemical processing, and pulp and paper applications. The larger motor-driven metering pumps are often designed into systems and sold through engineering contractors. Smaller electronic metering pumps, controllers, and pH monitoring systems are stock items sold through industrial distribution channels for small industrial water treatment applications.

INTERNATIONAL

     For information related to the Registrant's international activities see the Foreign Operations and Activity discussion on page 13 in Management's Discussion and Analysis of Financial Condition and Results of Operations.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     See the Information by Business Segment on pages 22 and 23.

MATERIALS AND SUPPLIES

     The Registrant uses many raw and finished materials of primary and alloy-type metal in forms such as cast, forged, sheet, and bar, which are generally available from multiple sources. In addition, mechanical and electronic materials and supplies such as fasteners, bearings, gaskets, filters, motors, resistors, transformers, and semiconductors are procured from various sources. The Registrant deals with numerous suppliers and is not dependent upon any one manufacturer or supplier of materials, supplies, or services. However, from time to time, general shortages of particular raw materials and supplies may have an adverse effect on the Registrant.

INTELLECTUAL PROPERTY RIGHTS

     The Registrant owns a large number of pending and granted patents (expiring through 2017) and other intellectual property rights and interests, e.g., trademarks, copyrights, trade secrets, and licenses, which are of importance in the aggregate to the conduct of its business and are expected to be of value in the future. In the judgment of the Registrant, its patents and other intellectual property rights and interests are adequate for the conduct of its business, and the loss or expiration of any single or group of patents or other intellectual properties or interests would not materially affect the conduct of its business as a whole. In the Registrant's opinion, its design, manufacturing and marketing skills, experience, and reputation are as responsible for its positions in the markets it serves as are its patents and other formal intellectual property rights and interests.

MAJOR CUSTOMERS

     Other than the U.S. government, no single customer qualifies as a major customer, whereby sales to that customer represent more than 10 percent of the Registrant's total revenues.

UNFILLED ORDERS

     See the discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 13.

GOVERNMENT CONTRACT MATTERS

     See the discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 15 and the Government Contract Matters footnote on page 37.

COMPETITION

     The Registrant has competitors or potential competitors in each of its product lines. Some of these competitors or potential competitors may have greater financial and personnel resources than the Registrant. The Registrant believes that its research and development, proprietary technology, and product and service reputations have been of particular significance in maintaining the Registrant's competitive standing.

RESEARCH AND DEVELOPMENT

     See the Research and Development footnote on page 35.

ENVIRONMENTAL MATTERS

     See the Environmental Matters footnote on pages 36 and 37.

ITEM 2. PROPERTIES

     The Registrant occupies building space totaling approximately 6.0 million square feet, which is divided by business segment as follows: Industrial, 3.0 million square feet; Aerospace, 2.8 million square feet; and corporate offices,
 .2 million square feet. All building space is owned by the Registrant, except approximately .8 million square feet of leased space, and is well maintained, in good operating condition, and suitable for its operations. The Registrant owns approximately 200 acres of vacant land for future expansion.

     Aerospace domestic manufacturing facilities are located in Phoenix, Arizona; San Diego, California; Denver and Grand Junction, Colorado; Rockford, Illinois; York, Nebraska; and Santa Isabel, Puerto Rico.

     An Aerospace manufacturing facility is located in the Republic of Singapore.

     Industrial domestic manufacturing facilities are located in Auburn, Alabama; Arvada, Colorado; Michigan City, Indiana; Acton, Massachusetts; Ivyland, Pennsylvania; and Milwaukee, Wisconsin.

     Industrial foreign manufacturing facilities are located in Eastbourne, England; Dijon, Montbrison, Pont-St.-Pierre, and St. Priest, France; and Madras, India.

ITEM 3. LEGAL PROCEEDINGS

     The Registrant is party to litigation matters and claims incurred in the course of its operations. While the results of litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on the Registrant's consolidated financial position, results of operations, or liquidity.

     The Registrant is also involved in a number of matters involving environmental claims. For information concerning these matters see the Note to the Registrant's Consolidated Financial Statements captioned "Environmental Matters" on pages 36 and 37.

     In addition to the foregoing, see the last three paragraphs of the Note to the Registrant's Consolidated Financial Statements captioned "Income Taxes" on pages 31 and 32.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Registrant's security holders during the fourth quarter of fiscal year 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following chart sets forth the executive officers of Registrant, their ages, their offices with the Registrant, and the period during which they have held such offices.

                           AGE AS OF                                                        NUMBER OF
          NAME              3/5/97         CURRENT OFFICE AND PRINCIPAL OCCUPATION       YEARS AS OFFICER
          ----             ---------       ---------------------------------------       ----------------
Robert H. Jenkins........     53       President and Chief Executive Officer. Elected            1
                                       President and Chief Executive Officer October 1,
                                       1995.(1)
Don R. O'Hare............     74       Chairman of the Board. Elected Chairman of the           18
                                       Board September 26, 1994; also Chief Executive
                                       Officer from September 26, 1994, to September
                                       30, 1995; and consultant to the Registrant from
                                       August 20, 1991, to September 25, 1994.
Patrick L. Thomas........     51       Executive Vice President and Chief Operating              2
                                       Officer, Industrial. Elected Executive Vice
                                       President and Chief Operating Officer,
                                       Industrial January 2, 1995.(2)
Ronald F. McKenna........     56       Executive Vice President and Chief Operating              1
                                       Officer, Aerospace. Elected Executive Vice
                                       President and Chief Operating Officer, Aerospace
                                       May 6, 1996.(3)
Paul Donovan.............     49       Executive Vice President and Chief Financial              9
                                       Officer and Treasurer. Chief Financial Officer
                                       since December 2, 1988; elected to additional
                                       position of Executive Vice President August 7,
                                       1990; reelected to position of Treasurer
                                       September 9, 1996.
Richard M. Schilling.....     59       Vice President and General Counsel and                   19
                                       Secretary. Vice President since April 21, 1978;
                                       elected to additional position of Secretary July
                                       21, 1988.
DeWayne J. Fellows.......     52       Vice President and Controller. Controller since           8
                                       February 16, 1989; elected to additional
                                       position of Vice President August 7, 1990.

(1) Mr. Jenkins was Executive Vice President of Illinois Tool Works, Inc. From March 1, 1990, to September 30, 1995.

(2) Mr. Thomas was President of Milton Roy Company from April 1, 1991, to January 1, 1995; and Vice President and General Manager of Sundstrand Fluid Handling from October 12, 1989, to March 31, 1991.

(3) Mr. McKenna was Vice President of Business Development, Sundstrand Aerospace from January 28, 1995, to May 6, 1996 and Vice President and General Manager of the Sundstrand Electric Power Division from December 2, 1989, to January 27, 1995.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK INFORMATION

     Sundstrand common stock is listed on the New York, Chicago, and Pacific stock exchanges under the symbol SNS.

DIVIDENDS AND STOCK PRICE RANGE

                                                               PER SHARE OF COMMON STOCK
                                                    ------------------------------------------------
                                                                              PRICE RANGE
                                                    DIVIDENDS       --------------------------------
                                                      PAID              HIGH                LOW
                                                    ---------       -------------       ------------
Quarter
1996
  First.........................................      $.17          $    41   5/8       $    33  1/2
  Second........................................       .17               40   3/4            33  1/4
  Third.........................................       .17               40   1/2            32  1/2
  Fourth........................................       .17               42   3/4            37  3/4
                                                      ----
                                                      $.68
                                                      ----
1995(a)

  First.........................................      $.15          $    25  7/16            22  1/4
  Second........................................       .15               30   3/4            25  1/8
  Third.........................................       .15               34 15/16            28  1/2
  Fourth........................................       .15               35   3/8            29 9/16
                                                      ----
                                                      $.60
                                                      ----

(a) Amounts adjusted or restated to reflect the effects of the Registrant's two-for-one stock split payable in the form of a 100 percent stock dividend effective March 19, 1996.

     For information on the two-for-one stock split payable as a 100 percent dividend see the Stock Split footnote on page 26. For information regarding restrictions on dividend payments see the Notes Payable and Long-Term Debt footnote on page 32. For information on the number of common stockholders and further information regarding the Registrant's common stock price see the Selected Financial Data for the Registrant for Each of the Last Five Fiscal Years on pages 9 and 10.

ITEM 6. SELECTED FINANCIAL DATA FOR THE REGISTRANT FOR EACH OF THE LAST FIVE FISCAL YEARS

                                                               YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------
                                                 1996(a)   1995(b)   1994(c)    1993    1992(d)(e)(f)
                                                 -------   -------   -------   ------   -------------
                                                  (DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE DATA)
Summary of Operations
Net Sales
  Aerospace....................................  $  785    $  726    $  710    $  754      $   840
  Industrial...................................     736       747       663       629          639
                                                 ------    ------    ------    ------      -------
       Total...................................  $1,521    $1,473    $1,373    $1,383      $ 1,479
                                                 ======    ======    ======    ======      =======
Operating Profit
  Aerospace....................................  $  138    $   54    $   88    $  106      $    91
  Industrial...................................      84       121       106        84           82
                                                 ------    ------    ------    ------      -------
       Total...................................  $  222    $  175    $  194    $  190      $   173
                                                 ======    ======    ======    ======      =======
-----------------------------------------------------------------------------------------------------
Earnings from continuing operations before
  income taxes, extraordinary item, and
  cumulative effect of accounting change.......  $  184    $  135    $  149    $  133      $   110
Net earnings from continuing operations before
  extraordinary item and cumulative effect of
  accounting change............................  $  114    $   79    $   96    $   91      $    70
Net earnings (loss) available for common
  shares.......................................  $  114    $   79    $   96    $  141      $  (122)
Return on average equity, after tax............    22.9%     16.2%     19.0%     27.0%       (19.9)%
-----------------------------------------------------------------------------------------------------
Per Share of Common Stock(g)
Earnings from continuing operations before
  extraordinary item and cumulative effect of
  accounting change............................  $ 1.87    $ 1.25    $ 1.46    $ 1.28      $   .97
Earnings (loss)................................  $ 1.87    $ 1.25    $ 1.46    $ 1.98      $ (1.68)
Cash dividends.................................  $  .68    $  .60    $  .60    $  .60      $  .588
Market value -- high...........................  $42.75    $35.38    $26.00    $22.38      $ 23.63
                  low..........................  $32.50    $22.25    $20.50    $17.50      $ 15.56
                  year-end.....................  $42.50    $35.19    $22.75    $21.00      $ 20.13
Book value.....................................  $ 8.49    $ 7.80    $ 7.80    $ 7.65      $  7.33
-----------------------------------------------------------------------------------------------------
Year-End Financial Position
Working capital................................  $  375    $  323    $  303    $  365      $   490
Current ratio..................................     1.9       1.7       1.7       2.1          2.2
Total assets...................................  $1,595    $1,593    $1,587    $1,512      $ 1,780
Long-term debt.................................  $  226    $  228    $  247    $  255      $   420
Total debt.....................................  $  344    $  396    $  441    $  282      $   479
Shareholders' equity...........................  $  513    $  481    $  494    $  512      $   530
Ratio of total debt to total capital...........    40.1%     45.2%     47.1%     35.5%        47.5%
Shares outstanding at year end (in
  millions)(g).................................    60.4      61.7      63.3      66.9         72.3
-----------------------------------------------------------------------------------------------------
Other Data
Orders received
  Aerospace....................................  $  822    $  896    $  736    $  527      $   886
  Industrial...................................     735       761       701       625          641
                                                 ------    ------    ------    ------      -------
       Total...................................  $1,557    $1,657    $1,437    $1,152      $ 1,527
                                                 ======    ======    ======    ======      =======

                                                               YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------
                                                 1996(a)   1995(b)   1994(c)    1993    1992(d)(e)(f)
                                                 -------   -------   -------   ------   -------------
                                                  (DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE DATA)
Unfilled orders
  Aerospace....................................  $  806    $  769    $  599    $  572      $   799
  Industrial...................................     161       162       148       110          115
                                                 ------    ------    ------    ------      -------
       Total...................................  $  967    $  931    $  747    $  682      $   914
                                                 ======    ======    ======    ======      =======
Property, plant, and equipment (excluding
  leased equipment):
  Additions, at cost...........................  $   63    $   62    $   54    $   56      $    75
  Depreciation.................................  $   60    $   61    $   61    $   69      $    66
Approximate number of employees................   9,400     9,200     9,200     9,300       10,800
Approximate number of shareholders of record...   3,500     3,700     4,000     4,100        4,300

(a) 1996 includes a restructuring charge of $32 million before taxes ($23 million after taxes equivalent to $.38 per share) related to the operations of Sullair Europe S.A. Also includes pension and postretirement benefit curtailment gains of $8 million before taxes ($5 million after taxes equivalent to $.08 per share) related to the shutdown of the Lima, Ohio, facility.

(b) Includes a restructuring charge of $58 million before taxes ($40 million after taxes equivalent to $.64 per share) related to the reduction of manufacturing capacity and the divestiture of two non-core product lines.

(c) Includes a reduction of depreciation expense related to a change in depreciable lives of $9 million before taxes ($6 million after taxes equivalent to $.08 per share).

(d) Includes charges of $35 million before taxes ($22 million after taxes equivalent to $.31 per share) for restructuring of, and reduction in employment in the Aerospace segment. Also includes charges of $17 million before taxes ($11 million after taxes equivalent to $.15 per share), exclusive of the cumulative effect, associated with the adoption of SFAS No. 106 and a credit of $9 million before taxes ($6 million after taxes equivalent to $.08 per share) resulting from a change in pension cost assumptions.

(e) Includes provisions for interest charges for the anticipated resolution of certain tax disputes of $2 million before taxes ($1 million after taxes equivalent to $.02 per share).

(f) Amounts restated to reflect the Registrant's Sundstrand Data Control division as a discontinued operation.

(g) Amounts adjusted or restated to reflect the effects of the Registrant's two-for-one stock split payable in the form of a 100 percent stock dividend effective March 19, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking information which should be read in conjunction with the cautionary language set forth in the Registrant's report on Form 8-K filed on February 13, 1997.

     Total sales of the Registrant increased $48 million to $1,521 million in 1996, from $1,473 million in 1995. Net earnings in 1996 were $114 million, or $1.87 per share, which included a pretax restructuring charge of $32 million, one-time gains related to the 1995 restructuring totaling $8 million, and period costs related to the 1995 restructuring of approximately $13 million. Net earnings in 1995 were $79 million, or $1.25 per share, which included a pretax restructuring charge of $58 million. Excluding the restructuring charges, related one-time gains and related period costs, 1996 net earnings were $140 million, or $2.30 per share, compared with $123 million, or $1.96 per share, in 1995.

SALES BY BUSINESS SEGMENT

                                                 1996                   1995                   1994
    SALES (AMOUNTS IN MILLIONS) AND        ----------------       ----------------       ----------------
  INCREASE (DECREASE) FROM PRIOR YEAR      AMOUNT    CHANGE       AMOUNT    CHANGE       AMOUNT    CHANGE
---------------------------------------    ------    ------       ------    ------       ------    ------
Business segment
  Aerospace -- Commercial..............    $  550     12.9%       $  487     12.7%       $  432     (0.5)%
            -- Military................       235     (1.7)%         239    (14.0)%         278    (13.1)%
                                           ------    -----        ------    -----        ------    -----
            -- Total...................       785      8.1%          726      2.3%          710     (5.9)%
Industrial.............................       736     (1.5)%         747     12.7%          663      5.4%
                                           ------    -----        ------    -----        ------    -----
     Total.............................    $1,521      3.3%       $1,473      7.3%       $1,373     (0.8)%
                                           ======    =====        ======    =====        ======    =====

     1996 Aerospace segment sales were $785 million, representing 51.6 percent of total sales. The $59 million increase from 1995 sales was due primarily to higher commercial original equipment manufacturer (OEM) and aftermarket sales both of which increased by more than 10 percent from the prior year. The growth reflects the increase in aircraft orders, continued airline traffic growth, and improved profitability in the airline industry. Military sales were flat in 1996 compared with 1995.

     Aerospace segment sales in 1995 were $726 million, which represents a $16 million increase over 1994 sales and 49.3 percent of total sales. Commercial sales in 1995 increased by $55 million compared with 1994 due to a 25.1 percent increase in aftermarket sales. The growth in commercial aftermarket sales reflected the sustained growth in passenger traffic and previously depleted spare parts inventories. Commercial OEM sales were flat in 1995 compared with 1994. As a result of a more than 15 percent decrease in military OEM sales and a more than 5 percent decrease in military aftermarket sales, military sales in 1995 were $239 million, a $39 million decrease from 1994.

     The Registrant's electric power systems product line (Electric Power) is the largest product line within the Aerospace segment. This product line accounted for more than 50 percent of Aerospace segment sales in 1996, 1995, and 1994.

     Sales in the Industrial segment were $736 million in 1996, representing
48.4 percent of total sales, compared with sales of $747 million in 1995. Excluding sales from Milton Roy's divested Spectronic Instruments (Spectronic) business, 1996 sales increased by $5 million from 1995. Lower sales from Sullair's industrial compressor business were more than offset by higher sales of Falk's custom built products and higher domestic sales of Sundstrand Fluid Handling's Sundyne(R) product. Excluding Spectronic, Milton Roy's sales were flat.

     Industrial segment sales were $747 million in 1995, representing 50.7 percent of total sales, compared with 1994 sales of $663 million. Excluding sales from the Spectronic business, sales at all three Industrial businesses increased by approximately 15 percent from 1994. The sales increases resulted primarily from an upturn in the cyclical markets which the Industrial businesses serve.

OPERATING PROFIT BY BUSINESS SEGMENT

                                                           1996              1995              1994
    OPERATING PROFIT (AMOUNTS IN MILLIONS) AND        --------------    --------------    --------------
    OPERATING PROFIT AS A PERCENT OF NET SALES        AMOUNT     %      AMOUNT     %      AMOUNT     %
--------------------------------------------------    ------    ----    ------    ----    ------    ----
Business segment
  Aerospace.......................................     $138     17.6     $ 54      7.4     $ 88     12.4
  Industrial......................................       84     11.4      121     16.2      106     16.0
                                                       ----     ----     ----     ----     ----     ----
     Total........................................     $222     14.6     $175     11.9     $194     14.1
                                                       ====     ====     ====     ====     ====     ====

     Operating profit in the Aerospace segment increased to $138 million in 1996 from $54 million in 1995. Excluding restructuring related period costs and one-time gains, 1996 operating profit was $143 million, or 18.2 percent of sales, compared with $108 million, or 14.9 percent of sales, in 1995 excluding restructuring related items. The year-over-year increase was due primarily to the increase in commercial OEM and aftermarket sales.

     Aerospace segment operating profit decreased by $34 million to $54 million in 1995 from $88 million in 1994. Excluding the 1995 restructuring charge of $48 million and the related period costs of $6 million, 1995 operating profit was $108 million, or 14.9 percent of sales. The operating profit increase, excluding the restructuring, was due primarily to the increase in high-margin commercial aftermarket sales in 1995 and the effect of short-term manufacturing inefficiencies in 1994. The short-term manufacturing inefficiencies, which reduced operating profit substantially in 1994, were related primarily to the transfer of production from the closed Brea and San Diego, California, plants to other Aerospace facilities.

     Operating profit in the Industrial segment in 1996 was $84 million, which included a $32 million restructuring charge related to Sullair Europe S.A. Excluding the restructuring charge, 1996 operating profit was $116 million, or
15.8 percent of sales, compared with $121 million, or 16.2 percent of sales, in 1995. The decrease was due primarily to increased operating losses at Sullair's European subsidiary and lower profitability at Milton Roy's Flow Control Division resulting from lower volume and higher manufacturing costs, partially offset by the restructuring charge recorded to write down the assets of Spectronic in 1995.

     Industrial segment operating profit was $121 million in 1995 compared with $106 million in 1994. The increase was due primarily to increased sales and higher operating profit margins from all three Industrial businesses, partially offset by the restructuring charge recorded to write down the assets of Spectronic.

RESTRUCTURING

     In December 1996, the Registrant initiated a restructuring plan related primarily to the operations of Sullair Europe S.A. which resulted in a pretax charge of $32 million. The charge is reflected in the restructuring charge line on the income statement. The restructuring was undertaken as a result of continuing losses at these operations, weakness in the European economy, and significant competitive pressures in the European markets. The charge included $11 million in termination benefits for approximately 140 employees, primarily consisting of workers at Sullair Europe's St. Priest, France, facility. The charge also included $14 million for the write-down of assets of Sullair Europe and $7 million primarily for disposition of the St. Priest facility and professional fees. Operations currently at the St. Priest facility will be transferred to other plant sites in Europe and the United States. The shutdown of the St. Priest facility and termination or transfer of the employees is expected to be completed in late 1997 and it is anticipated that the sale of the facility will be completed by the end of 1999. No material restructuring amounts were paid in 1996. The net effect of cost savings and related expenses which were not subject to accrual are projected to result in pretax savings of $4 million, $10 million, and $11 million in 1997, 1998, and 1999, respectively. Additionally, the restructuring is expected to reduce cash flow by about $10 million in 1997 and provide cash flow benefits of approximately $9 million and $11 million in 1998 and 1999, respectively.

     During 1995, the Registrant recorded a $58 million restructuring charge related to the reduction of manufacturing capacity in the Aerospace segment and the divestiture of two non-core product lines. Since that time, $7 million has been disbursed and charged against the liability, including costs to terminate 359 employees. The shutdown of the Lima, Ohio, facility was completed during 1996 and the disposition of that facility is expected to be completed in 1997. The shutdown of the Lima facility triggered curtailment and settlement gains during 1996, totaling $8 million, related to pension and other postretirement benefits for the terminated employees. These gains are reflected in the restructuring charge line in the income statement. Additionally during 1996, approximately $13 million, related primarily to the movement of equipment from the Lima facility to other manufacturing sites, was charged to costs of products sold.

ACQUISITIONS AND DIVESTITURES

     During 1996, the Registrant purchased the electrical load management technology and some related business from Leach International Corporation. On December 19, 1996, the Registrant purchased from Labinal S.A. (Labinal) its interest in Auxiliary Power International Corporation (APIC) and related assets for approximately $25 million.

     On July 12, 1995, the Registrant sold Spectronic for $19 million to Life Sciences International Plc., London, England. On September 6, 1995, the Registrant sold a majority interest in APT in a leveraged buy out by a management-led group. The losses on both of these sales were recognized as part of the asset write-down included in the 1995 restructuring charge discussed earlier.

FOREIGN OPERATIONS AND ACTIVITY

     The Registrant has been expanding its international activity over the past several years, in part through joint-venture operations, acquisitions, and development of foreign subsidiaries. Accordingly, the Registrant enters into foreign currency forward contracts primarily to protect specific assets and liabilities and certain cash flows from foreign currency exchange rate fluctuations. As a result, foreign exchange rate fluctuations are not expected to have a material impact on the Registrant's financial condition or results of operations. For further information related to foreign currency forward contracts see the Summary of Significant Accounting Policies note on pages 24 and 25 and the Financial Instruments With Off-Balance-Sheet Risk note on page 33.

     The Registrant continues to explore a variety of strategies to expand its international presence, including joint ventures and distribution arrangements. Markets in high-growth areas, such as the Asia-Pacific region, continue to be a focus of the Registrant's efforts. During 1996, the Registrant acquired Labinal's 50 percent interest in APIC, a joint venture formed by the Registrant and Labinal to provide auxiliary power units to the worldwide commercial transport airline market. During 1995, Milton Roy increased its ownership in Asia LMI Pte. Ltd., a pump manufacturer in India, to 70 percent. While there is risk inherent in entering these markets, the Registrant expects its investments to result in long-term benefits.

UNFILLED ORDERS

     Unfilled orders increased by $36 million to $967 million at December 31, 1996, of which $361 million are not expected to be filled in 1997. Unfilled orders at December 31, 1995 were $931 million. Unfilled orders in the Aerospace segment increased by approximately five percent from 1995 while Industrial segment unfilled orders remained flat. Aerospace unfilled orders at December 31, 1997 are expected to decline slightly from December 31, 1996 and Industrial unfilled orders are expected to remain flat.

AUXILIARY POWER UNITS

     The Registrant's Power Systems product line includes auxiliary power units
(APUs) developed and produced for both the military and commercial aerospace markets. Since 1989, the Registrant has participated in the APIC joint venture with Labinal to develop and market a family of APUs to serve the commercial airline transport market. Initial entry into this market has required substantial investments by the Registrant and APIC.

     On December 19, 1996, the Registrant purchased Labinal's 50 percent share of the joint venture giving the Registrant 100 percent ownership of APIC. This action was taken to further strengthen the Registrant's APU product line and to capitalize on the acceptance of these products in the growing aerospace market. The Registrant continues to project near and long-term growth opportunities in the APU business, with lower investment required as the family of existing APUs are applied to a limited number of new aircraft platforms.

ENVIRONMENTAL MATTERS

     For a detailed discussion, see the Environmental Matters note on pages 36 and 37.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital was $375 million at December 31, 1996, compared with $323 million at December 31, 1995. The $52 million increase was due primarily to lower notes payable and higher inventories and accounts receivable, partially offset by lower cash and cash equivalents. Notes payable decreased as available cash was used to reduce short-term debt. Inventories increased in response to higher sales and order activity in the

Aerospace segment and as a result of the APIC acquisition. Accounts receivable increased primarily as a result of higher sales and the APIC acquisition.

     Net cash flow from operating activities decreased to $168 million in 1996 from $197 million in 1995. Excluding the restructuring charges and related items, operating cash flow did not change materially year over year as the unfavorable impact of fluctuations in accounts receivable and accounts payable balances were substantially offset by higher net earnings and the effect of increased accrued expenses. The increase in accrued expenses in 1996, excluding fluctuations in restructuring reserves, was due primarily to increases in advanced payments received from customers and other postretirement benefit liabilities.

     Net cash flow from operating activities in 1995 increased to $197 million from $108 million in 1994. Excluding the restructuring, which reduced 1995 cash flow by approximately $13 million, the increase was due primarily to improved net earnings in 1995 and a $35 million tax payment related to the gain from the sale of SDC which decreased the 1994 net operating cash flow.

     During 1996, the Registrant used $86 million of cash for investing activities, primarily for the purchase of fixed assets and for acquisitions. In 1996, the Registrant used $144 million of cash for financing activities, primarily to repay short-term borrowings, repurchase common stock, and pay dividends.

     In 1995, the Registrant used $44 million of cash for investing activities, primarily for the purchase of fixed assets, an investment in an industrial revenue bond (IRB) trust, and the purchase of the ram air turbine product line of Dowty Aerospace Hydraulics, Dowty Group Plc., Cheltenham, England, offset in part by the proceeds from the sale of assets. The IRB trust was formed to fund capital improvements at the Registrant's Auburn, Alabama, facility and proceeds from the sale of assets included cash received in conjunction with the dispositions of Spectronic and APT. During 1995, the Registrant used $136 million of cash for financing activities, primarily to repurchase common stock, repay both short-term and long-term borrowings, and pay dividends.

     In 1994, the Registrant used $77 million of cash for investing activities, primarily for the purchase of fixed assets and the HMD-Kontro acquisition. Financing activities provided $33 million of cash in 1994, primarily net borrowings supported by lines of credit and borrowings for the HMD-Kontro acquisition, partially offset by cash used to repurchase common stock and pay dividends.

     At December 31, 1996, a total of $335 million of unsecured revolving domestic credit facilities, all of which was unused, was being provided to the Registrant by seven banks. The Registrant also maintains foreign lines of credit for use by foreign operations totaling the equivalent of approximately $14 million, of which only a minimal amount was outstanding at December 31, 1996. The entire unused portion of these credit facilities was available under the Registrant's most restrictive debt covenants at December 31, 1996. Cash flow from operating activities and access to credit facilities and the commercial paper market provide the Registrant with current and continuing sources of liquidity.

     The Registrant issues commercial paper in the United States, which is supported by its domestic revolving credit facilities. At December 31, 1996 and 1995, the Registrant had $118 million and $167 million of commercial paper outstanding, respectively.

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

     On June 20, 1995, the Registrant was authorized by its Board of Directors to issue up to an additional $150 million of long-term debt. During the fourth quarter of 1995, the Registrant arranged a private shelf facility with the Prudential Insurance Company of America which will allow it quick access to the private debt market through November 1998. On February 8, 1996, the Registrant filed a shelf registration statement on

Form S-3 with the Securities and Exchange Commission which will facilitate quick access to the public debt market.

     The Registrant's Board of Directors has authorized the repurchase of 20 million shares of the Registrant's outstanding common stock. The Registrant had purchased 13 million shares through December 31, 1996 at a total purchase price of $321 million. Funds for the repurchases were provided by the Registrant's 4(2) commercial paper program and operating activities. The Registrant will consider a variety of options for the repurchase of the shares, from time to time, including open market, Dutch auction, and other purchases. The Registrant currently intends to hold the repurchased shares as treasury stock.

     The Registrant uses debt to the extent internally generated cash flow is insufficient to meet its requirements. Accordingly, the ratio of its total debt to total capital is important since it indicates the Registrant's capacity to absorb additional debt. This ratio was 40.1 percent at the end of 1996, compared with 45.2 percent at the end of 1995, and 47.1 percent at the end of 1994. The decrease in 1996 was due primarily to the previously discussed decrease in notes payable and the increase in retained earnings partially offset by the effects of the share repurchase program. The Registrant expects that for 1997 its total-debt-to-total-capital ratio will be in the 40 percent to 45 percent range.

     Capital expenditures, cash dividend payments, and working capital requirements will be financed from the Registrant's continuing sources of liquidity.

     The Registrant remains actively involved in evaluating potential acquisitions, which may be financed with internal cash flow, debt, stock, or a combination thereof.

     Capital expenditures (excluding leased equipment) consisting primarily of normal replacements of property, plant, and equipment were $63 million in 1996, compared with $62 million in 1995. Capital expenditures are expected to increase to approximately $125 million in 1997, due primarily to increased investment in machinery and equipment related to increasing volume and new manufacturing process strategies and an information systems project in the Aerospace segment.

     Total research and development expenditures for the years 1996, 1995, and 1994 were $98 million, $113 million, and $109 million, respectively, of which $43 million, $47 million, and $45 million, respectively, was funded by customers. The Registrant expects 1997 research and development expenditures to be approximately $110 million, including approximately $35 million of which will be customer funded.

TAX ISSUES

     For a detailed discussion, see the Income Taxes note on pages 30 through 32.

GOVERNMENT CONTRACT MATTERS

     A portion of the Registrant's business results from contracts with or for government agencies. Military sales in 1996 were $240 million, of which 48 percent and 52 percent were from prime contracts and subcontracts, respectively. Military sales in 1995 were $243 million, of which 42 percent and 58 percent were from prime contracts and subcontracts, respectively. Military sales in 1994 were $279 million, of which 31 percent and 69 percent were from prime contracts and subcontracts, respectively. In addition, sales where the final customer was the U.S. government represented 72 percent, 75 percent, and 87 percent of total military sales in 1996, 1995, and 1994, respectively.

     For additional discussions on government contract matters, see the Government Contract Matters note on page 37.

STRATEGY

     The Registrant is known internationally for the quality of its engineered products. In the future, the Registrant intends to continue in this area of excellence while focusing on new product and market opportunities. The emphasis will be on sales growth through products of like technology and profit potential.

Additionally, the Registrant is focusing on improving its manufacturing capabilities and processes so that its ability to manufacture and serve its customers will be important competitive advantages.

     The new business and manufacturing process strategies will be focused through decentralized organizations. Discrete business units and enterprises will be used to implement customized improvements in work flow, cycle time reduction, and customer response.

OUTLOOK

  Aerospace

     Strong commercial aircraft order rates during 1996 will produce increased shipments to OEM customers during 1997; while the ongoing growth of worldwide airline travel will benefit aftermarket shipments though not to the same degree. Aerospace military sales are expected to grow slightly in 1997 as a result of increased shipments to foreign military customers.

  Industrial

     The outlook for the Registrant's Industrial businesses continues to be favorable. For the near term, sustained demand in the U.S. industrial economy and continued penetration of rapidly growing economies worldwide are expected. European markets continue to show weakness. As described above, the Registrant has commenced the restructuring of the air compressor business of Sullair Europe which should begin to reduce the losses at that entity toward the end of 1997 and allow it to break-even during 1998.

  Forecast

     The following discussion contains forward-looking information which should be read in conjunction with the cautionary language set forth in the Registrant's report on Form 8-K filed on February 13, 1997.

     The Registrant projects that 1997 sales will increase between 10 percent and 15 percent. In addition to the previously discussed acquisition of the remaining interest in APIC the Registrant purchased the electrical load management technology and some related business from Leach International Corporation. While both of these acquisitions are expected to be very good for the Registrant, each will have a slightly dilutive impact in 1997. In addition the Registrant will be investing in strategic initiatives, which are expected to adversely affect profitability in 1997. These initiatives should begin to provide benefits as early as 1998, with even greater benefits by the year 2000. Considering all of these factors, the Registrant's forecast for 1997 is an earnings per share range of $2.65 to $2.85 per share, excluding previously announced restructuring charges and any future share repurchases. Additionally, the Registrant expects to generate operating cash flow after capital expenditures of between $100 million and $125 million in 1997.

     Total Aerospace sales are projected to increase between 20 percent and 25 percent for 1997 with commercial OEM sales projected to increase by approximately 50 percent. Commercial aftermarket sales should increase by about 10 percent, while military sales are expected to increase by approximately 10 percent to 15 percent. Because of the acquisition of the electrical load management technology and related business from Leach and the acquisition of the remaining interest in APIC, the Aerospace segment operating profit margin is expected to be reduced by about one and one half percentage points in 1997. In addition, strategic initiatives should reduce Aerospace operating profit margins by up to an additional one percentage point. Despite these reductions, the Aerospace segment is expected to generate an operating profit margin in the mid 17 percent to mid 18 percent range for 1997, which should result in Aerospace operating profit growing by 18 percent to 25 percent.

     The Registrant expects Industrial segment sales to grow by up to 5 percent in 1997. The 1997 Industrial segment operating profit margin, excluding previously announced restructuring charges, is expected to be in the 16 percent to 17 percent range, which should result in Industrial segment operating profit growing by 5 percent to 10 percent.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Management's Report

     The management of Sundstrand is responsible for the preparation and presentation of the consolidated financial statements and related financial information included in this Annual Report on Form 10-K. These have been prepared in conformity with generally accepted accounting principles consistently applied and, as such, include amounts based on estimates by management. The consolidated financial statements have been audited by Ernst & Young LLP, the Registrant's independent auditors.

     Management also is responsible for maintaining a system of internal accounting controls which is designed to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and are properly recorded. To assure the maintenance of effective internal controls, management adopts and disseminates policies, procedures and directives; selects and trains qualified personnel; establishes organizational structures which permit the delegation of authority and responsibility; and maintains an active program of internal audits and appropriate follow-up by management.

     The management of Sundstrand also recognizes its responsibility to promote a strong ethical climate throughout the Registrant. Toward this end, the Registrant provides training in ethical decision making to each employee. In addition, each employee receives a copy of the Registrant's manual on Business Conduct and Ethics.

     The Board of Directors elects an Audit Committee from among its members who are not employees of the Registrant. The Audit Committee meets periodically with management, the internal auditors, and the independent auditors to review the work of each and satisfy itself that they are properly discharging their responsibilities. Both the independent auditors and internal auditors have free access to the Audit Committee, without the presence of management, to discuss internal accounting controls, auditing, and financial reporting matters.

/s/ Robert H. Jenkins                  /s/ Paul Donovan
Robert H. Jenkins                      Paul Donovan
President and Chief Executive Officer  Executive Vice President
                                       and Chief Financial Officer and Treasurer

January 28, 1997
--------------------------------------------------------------------------------

  Independent Auditor's Report

To the Shareholders and Board of Directors, Sundstrand Corporation

     We have audited the accompanying consolidated balance sheets of Sundstrand Corporation and subsidiaries as of December 31, 1996 and 1995, and the related statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Registrant's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sundstrand Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/ Ernst & Young LLP
Chicago, Illinois
January 28, 1997

                    SUNDSTRAND CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF EARNINGS

                                                                       YEAR ENDED DECEMBER 31,
                                                                   --------------------------------
                                                                    1996         1995         1994
                                                                   ------       ------       ------
                                                                         (AMOUNTS IN MILLIONS
                                                                        EXCEPT PER SHARE DATA)
Net sales...................................................       $1,521       $1,473       $1,373
Costs and expenses:
  Costs of products sold....................................          990          957          916
  Marketing and administration..............................          300          297          280
  Restructuring charges, net................................           24           58            -
                                                                   ------       ------       ------
                                                                    1,314        1,312        1,196
                                                                   ------       ------       ------
Earnings before other income (deductions)...................          207          161          177
Other income (deductions):
  Interest expense..........................................          (29)         (33)         (30)
  Interest income...........................................            5            5            4
  Other, net................................................            1            2           (2)
                                                                   ------       ------       ------
                                                                      (23)         (26)         (28)
                                                                   ------       ------       ------
Earnings before income taxes................................          184          135          149
Less income taxes...........................................           70           56           53
                                                                   ------       ------       ------
Net earnings................................................       $  114       $   79       $   96
                                                                   ======       ======       ======
Weighted-average number of common shares outstanding
  (adjusted for the stock split)............................         61.0         62.7         65.4
Net earnings per share (adjusted for the stock split).......       $ 1.87       $ 1.25       $ 1.46
                                                                   ======       ======       ======
Cash dividends per common share (adjusted for the stock
  split)....................................................       $  .68       $  .60       $  .60

                 See Notes to Consolidated Financial Statements

                    SUNDSTRAND CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                                -------------------------
                                                                 1996      1995     1994
                                                                ------    ------    -----
                                                                  (AMOUNTS IN MILLIONS)
Cash flow from operating activities:
  Net earnings..............................................     $ 114     $  79     $ 96
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation...........................................        61        61       60
     Amortization...........................................        12        16       18
     Deferred income taxes..................................         6       (14)     (15)
     Change in operating assets and liabilities excluding
     the effects of acquisitions and divestitures:
       Accounts receivable..................................       (18)        6       (2)
       Inventories..........................................       (37)      (32)       9
       Other assets.........................................         5         8        2
       Accounts payable.....................................        (4)        9       12
       Accrued expenses.....................................        20        58      (79)
     Other..................................................         9         6        7
                                                                 -----     -----     ----
     Total adjustments......................................        54       118       12
                                                                 -----     -----     ----
Net cash provided by operating activities...................       168       197      108
                                                                 -----     -----     ----
Cash flow from investing activities:
  Cash paid for property, plant, and equipment..............       (64)      (63)     (52)
  Proceeds from sale of assets..............................         2        43       10
  Cash paid for acquisitions, net of cash acquired..........       (29)       (8)     (25)
  Investment in IRB trust...................................         5       (14)       -
  Investments in equity companies...........................         -        (2)     (10)
                                                                 -----     -----     ----
Net cash used for investing activities......................       (86)      (44)     (77)
                                                                 -----     -----     ----
Cash flow from financing activities:
  Net borrowings (payments) supported by lines of credit....       (50)      (26)     143
  Principal payments on long-term debt......................        (7)      (23)      (9)
  Issuance of long-term debt................................         -         8        -
  Additional debt for HMD-Kontro acquisition................         -         -       25
  Purchase of treasury stock................................       (49)      (60)     (87)
  Proceeds from stock options exercised.....................         3         3        -
  Dividends paid............................................       (41)      (38)     (39)
                                                                 -----     -----     ----
Net cash provided by (used for) financing activities........      (144)     (136)      33
                                                                 -----     -----     ----
Effect of exchange rate changes on cash.....................         5        (8)     (13)
                                                                 -----     -----     ----
  Increase (decrease) in cash and cash equivalents..........       (57)        9       51
  Cash and cash equivalents at January 1....................        75        66       15
                                                                 -----     -----     ----
Cash and cash equivalents at December 31....................     $  18     $  75     $ 66
                                                                 =====     =====     ====
Supplemental cash flow information:
  Interest paid.............................................     $  31     $  34     $ 32
  Income taxes paid.........................................     $  55     $  64     $ 98

                 See Notes to Consolidated Financial Statements

                    SUNDSTRAND CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                    DECEMBER 31,
                                                                ---------------------
                                                                 1996          1995
                                                                -------       -------
                                                                (AMOUNTS IN MILLIONS
                                                                 EXCEPT SHARE DATA)
ASSETS
Current Assets
  Cash and cash equivalents.................................     $   18        $   75
  Accounts receivable, net..................................        313           281
  Inventories, net of progress payments.....................        378           330
  Deferred income taxes.....................................         53            55
  Other current assets......................................         10            20
                                                                 ------        ------
     Total current assets...................................        772           761
Property, Plant, and Equipment, net.........................        427           449
Intangible Assets, net......................................        273           266
Deferred Income Taxes.......................................         78            75
Other Assets................................................         45            42
                                                                 ------        ------
                                                                 $1,595        $1,593
                                                                 ======        ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Notes payable.............................................     $  118        $  168
  Long-term debt due within one year........................          4             7
  Accounts payable..........................................        104           102
  Accrued salaries, wages, and commissions..................         25            24
  Accrued postretirement benefits other than pensions.......         18            17
  Restructuring liability...................................         20            27
  Other accrued liabilities.................................        108            93
                                                                 ------        ------
     Total current liabilities..............................        397           438
Long-Term Debt..............................................        222           221
Accrued Postretirement Benefits Other Than Pensions.........        367           363
Other Liabilities...........................................         96            90
SHAREHOLDERS' EQUITY
  Common stock, par value $.50 per share; authorized
     150,000,000 shares; issued 1996 and 1995 -- 75,686,028
     shares (including shares in treasury)..................         38            38
  Additional contributed capital............................        155           151
  Retained earnings.........................................        677           604
  Foreign currency translation adjustment...................         (8)          (11)
  Common stock in treasury (at cost); 1996 -- 15,324,019
     shares and 1995 -- 13,990,358 shares...................       (337)         (287)
  Unamortized value of restricted stock issued..............        (12)          (14)
                                                                 ------        ------
                                                                    513           481
                                                                 ------        ------
                                                                 $1,595        $1,593
                                                                 ======        ======

                 See Notes to Consolidated Financial Statements

                    SUNDSTRAND CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                              1996       1995       1994
                                                              -----      -----      -----
                                                                 (AMOUNTS IN MILLIONS
                                                                  EXCEPT SHARE DATA)
Common Stock
  Balance at December 31....................................  $  38      $  38      $  38
                                                              =====      =====      =====
Additional Contributed Capital
  Balance at January 1......................................  $ 151      $ 147      $ 147
  Stock issued under employee stock plans...................      4          4          -
                                                              -----      -----      -----
  Balance at December 31....................................  $ 155      $ 151      $ 147
                                                              =====      =====      =====
Retained Earnings
  Balance at January 1......................................  $ 604      $ 563      $ 506
  Net earnings..............................................    114         79         96
  Cash dividends paid.......................................    (41)       (38)       (39)
                                                              -----      -----      -----
  Balance at December 31....................................  $ 677      $ 604      $ 563
                                                              =====      =====      =====
Foreign Currency Translation Adjustment
  Balance at January 1......................................  $ (11)     $  (9)     $ (11)
  Adjustment for the year...................................      3         (2)         2
                                                              -----      -----      -----
  Balance at December 31....................................  $  (8)     $ (11)     $  (9)
                                                              =====      =====      =====
Common Stock in Treasury
  Balance at January 1......................................  $(287)     $(234)     $(154)
  Purchase of 1,372,074, 1,920,400, and 3,536,300 shares for
     treasury in 1996, 1995, and 1994, respectively.........    (51)       (60)       (80)
  Stock issued under employee stock plans...................      5          8          4
  Purchase of shares previously issued under employee stock
     plans..................................................     (4)        (1)        (4)
                                                              -----      -----      -----
  Balance at December 31....................................  $(337)     $(287)     $(234)
                                                              =====      =====      =====
Unamortized Value of Restricted Stock Issued
  Balance at January 1......................................  $ (14)     $ (11)     $ (14)
  Stock issued under employee stock plans...................     (2)        (8)        (4)
  Purchase of shares previously issued under employee stock
     plans..................................................      2          1          4
  Net amortization of deferred compensation under employee
     stock plans............................................      2          4          3
                                                              -----      -----      -----
  Balance at December 31....................................  $ (12)     $ (14)     $ (11)
                                                              =====      =====      =====

                 See Notes to Consolidated Financial Statements

                    SUNDSTRAND CORPORATION AND SUBSIDIARIES

                        INFORMATION BY BUSINESS SEGMENT

     Financial data with respect to the various business segments in which the Registrant operates are set forth below. Intersegment sales are immaterial. Military sales occur primarily in the Aerospace segment.

                                                                 1996      1995      1994
                                                                ------    ------    ------
                                                                  (AMOUNTS IN MILLIONS)
Net sales
  Aerospace.................................................    $  785    $  726    $  710
  Industrial................................................       736       747       663
                                                                ------    ------    ------
                                                                $1,521    $1,473    $1,373
                                                                ======    ======    ======
The above includes:
  Military sales (final customer is primarily the U.S.
     government)............................................    $  240    $  243    $  279
  Export sales of domestically manufactured products
     Europe.................................................    $  166    $  152    $  137
     Asia/Pacific Rim.......................................       143       134       111
     North America..........................................       105        83        70
     Other..................................................        57        48        49
                                                                ------    ------    ------
                                                                $  471    $  417    $  367
                                                                ======    ======    ======
------------------------------------------------------------------------------------------
Operating profit
  Aerospace.................................................    $  138    $   54    $   88
  Industrial................................................        84       121       106
                                                                ------    ------    ------
     Total operating profit.................................       222       175       194
Interest expense............................................       (29)      (33)      (30)
Interest income.............................................         5         5         4
General corporate expenses..................................       (14)      (14)      (14)
Other.......................................................         -         2        (5)
                                                                ------    ------    ------
  Earnings before income taxes..............................    $  184    $  135    $  149
                                                                ======    ======    ======
------------------------------------------------------------------------------------------
Assets
  Aerospace.................................................    $  846    $  813    $  832
  Industrial................................................       558       596       600
  Corporate.................................................       191       184       155
                                                                ------    ------    ------
                                                                $1,595    $1,593    $1,587
                                                                ======    ======    ======
Capital expenditures (includes leased equipment)
  Aerospace.................................................    $   35    $   34    $   28
  Industrial................................................        28        27        19
  Corporate.................................................         -         1         7
                                                                ------    ------    ------
                                                                $   63    $   62    $   54
                                                                ======    ======    ======
Depreciation and amortization (includes leased equipment)
  Aerospace.................................................    $   48    $   53    $   54
  Industrial................................................        23        22        22
  Corporate.................................................         2         2         2
                                                                ------    ------    ------
                                                                $   73    $   77    $   78
                                                                ======    ======    ======

                 See Notes to Consolidated Financial Statements

                    SUNDSTRAND CORPORATION AND SUBSIDIARIES

                                                           1996      1995      1994
                                                          ------    ------    ------
                                                            (AMOUNTS IN MILLIONS)
Geographic Areas
Net sales
  Domestic............................................    $1,356    $1,301    $1,243
  Foreign(a)..........................................       165       172       130
                                                          ------    ------    ------
                                                          $1,521    $1,473    $1,373
                                                          ======    ======    ======
Operating profit (loss)
  Domestic............................................    $  241    $  158    $  180
  Foreign.............................................       (19)       17        14
                                                          ------    ------    ------
                                                          $  222    $  175    $  194
                                                          ======    ======    ======
Assets
  Domestic............................................    $1,432    $1,405    $1,409
  Foreign.............................................       163       188       178
                                                          ------    ------    ------
                                                          $1,595    $1,593    $1,587
                                                          ======    ======    ======

(a) Amounts do not include export sales of domestically manufactured product.

--------------------------------------------------------------------------------

Quarterly Results (Unaudited)

                                                                        QUARTER ENDED
                                                 -----------------------------------------------------------
                                                 MARCH 31(c)    JUNE 30(b)    SEPTEMBER 30    DECEMBER 31(a)
                                                 -----------    ----------    ------------    --------------
                                                         (AMOUNTS IN MILLIONS EXCEPT PER SHARE DATA)
1996
  Net sales..................................       $ 368          $371           $371            $ 411
  Gross profit...............................       $ 127          $128           $130            $ 146
  Net earnings...............................       $  26          $ 34           $ 34            $  20
  Earnings per share(d)......................       $ .42          $.56           $.57            $ .32
1995
  Net sales..................................       $ 346          $377           $355            $ 395
  Gross profit...............................       $ 120          $130           $129            $ 137
  Net earnings (loss)........................       $ (18)         $ 27           $ 34            $  36
  Earnings (loss) per share(d)...............       $(.29)         $.44           $.53            $ .57

(a) 1996 includes a restructuring charge of $32 million before taxes ($23 million after taxes equivalent to $.38 per share) related to the operations of Sullair Europe S.A.

(b) 1996 includes pension and postretirement benefit curtailment gains of $8 million before taxes ($5 million after taxes equivalent to $.08 per share) related to the shutdown of the Lima, Ohio, facility.

(c) 1995 includes a restructuring charge of $58 million before taxes ($40 million after taxes equivalent to $.64 per share) related to the reduction of manufacturing capacity and the divestiture of two non-core product lines.

(d) Amounts adjusted or restated to reflect the effects of the Registrant's two-for-one stock split payable in the form of a 100 percent stock dividend effective March 19, 1996.

                  See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF OPERATIONS

     Sundstrand Corporation is a multinational organization engaged in the design, manufacture, and sale of a variety of proprietary, technology-based components and systems for diversified international aerospace and industrial markets. The Industrial and Aerospace businesses are approximately equal in size based on sales. The principal markets for the Aerospace business are airframe manufacturers located primarily in the United States and Europe as well as world airlines. The ultimate customer for a significant portion of the Aerospace business is the United States government. The Industrial businesses serve a wide range of markets, primarily in the United States and Europe, but with growing activity in Asia and South America.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation provide for the inclusion of the accounts of Sundstrand Corporation and all subsidiaries. All intercompany transactions are eliminated in consolidation.

     Estimates are used in the preparation of financial statements in conformity with generally accepted accounting principles. These management estimates, which include estimates of total contract costs used in determining sales to be recorded under long-term contracts, affect the reported amounts included in the financial statements and accompanying footnotes. Actual results could differ from these estimates.

     Cash Equivalents are considered by the Registrant to be all highly liquid debt instruments purchased with original maturities of three months or less.

     Sales Under Long-Term Contracts, a portion of which are with the U.S. government, are accounted for under the percentage of completion method. The Registrant enters into long-term contracts which require it to develop or advance state-of-the-art technology products. Sales on developmental contracts are recorded as the related costs are incurred and include estimated profits calculated on the basis of the relationship between costs incurred and total estimated costs (cost-to-cost method of percentage of completion). The Registrant also enters into long-term contracts for the manufacture of products. Sales on production-type contracts are recorded as deliveries are made (units-of-delivery method of percentage of completion). Marketing and administrative costs are expensed as incurred.

     On a selective basis, the Registrant may enter into a contract to research and develop or manufacture a product with a loss anticipated at the date the contract is signed. These contracts are entered into in anticipation that profits will be obtained from future contracts for the same or similar products. These loss contracts often provide the Registrant with intellectual property rights which, in effect, establish it as the sole producer of certain products. Such losses are recognized at the date the Registrant becomes contractually obligated, with revisions made as changes occur in the related estimates to complete.

     Certain contracts and subcontracts are subject to government audit and review. Information related to government contract matters is presented on page 37.

     Inventories are stated at the lower of cost (principally first-in, first-out method) or market. Certain inventories are valued using the last-in, first-out method. Inventoried costs relating to long-term contracts are accounted for based on the percentage-of-completion methods described above.

     Property, Plant, and Equipment is recorded at cost and depreciation is generally provided on the straight-line basis by charges to expense at rates based on the estimated useful lives of the assets. Estimated useful lives range from 3 to 20 years for machinery and equipment and 10 to 40 years for buildings. Expenditures for new facilities and expenditures that substantially increase the useful lives of the property are capitalized. Maintenance and repairs are expensed as incurred.

     Intangible Assets of $273 million and $266 million at December 31, 1996 and 1995, respectively (net of accumulated amortization of $97 million and $87 million, respectively), consist primarily of goodwill associated with certain acquisitions. Goodwill is amortized on a straight-line basis over a period not to exceed 40 years.

     The Registrant annually evaluates whether a change in the estimated useful life of goodwill is warranted or whether the remaining goodwill balance may be impaired. The Registrant believes that no impairment of goodwill has occurred related to the balance at December 31, 1996. However, if the estimated cumulative undiscounted cash flow, before interest, over the remaining life of the goodwill indicated an impairment, a reduction for impairment of goodwill would be recorded in accordance with the Registrant's policy. As a result of the Sullair Europe restructuring discussed below, a $7 million impairment charge was taken as part of the 1996 restructuring charge.

     Stock-Based Compensation is recorded based on the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." The Stock-Based Compensation footnote contains a summary of the pro forma effects to reported net income and earnings per share for 1996 and 1995 as if the Registrant had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation."

     Derivative Financial Instruments in the form of foreign currency forward contracts are entered into by the Registrant as a hedge against foreign currency exposures. These contracts limit the Registrant's exposure to both favorable and unfavorable currency fluctuations. On contracts which are designated as a hedge of a firm commitment, a net investment in a foreign entity, or an intercompany loan of a long-term nature, gains and losses are deferred and included in the measurement of the hedged transaction upon settlement. Gains and losses on other foreign currency forward contracts, including contracts which relate to anticipated transactions, are reflected in the financial statements in the period in which the currency fluctuation occurs.

     The Registrant has strict controls regarding the use of derivative financial instruments. The required level of authorization for the use of derivative instruments increases based on their relative risk characteristics. The use of leveraged derivatives is prohibited. In order to manage credit risk related to foreign currency forward contracts, the Registrant utilizes only highly rated commercial banks or financial institutions for such purposes. Compliance with this policy is monitored on an ongoing basis, and is reviewed and approved annually by the Finance Committee of the Registrant's Board of Directors.

     Information by Business Segment is presented on pages 22 and 23.

     Quarterly Results are presented on page 23.

RESTRUCTURING

     In December 1996, the Registrant initiated a restructuring plan related primarily to the operations of Sullair Europe S.A. which resulted in a pretax charge of $32 million. The charge is reflected in the restructuring charge line on the income statement. The restructuring was undertaken as a result of continuing losses at these operations, weakness in the European economy, and significant competitive pressures in the European markets. The charge included $11 million in termination benefits for approximately 140 employees, primarily consisting of workers at Sullair Europe's St. Priest, France, facility. The charge also included $14 million for the write-down of assets of Sullair Europe and $7 million primarily for disposition of the St. Priest facility and professional fees. Operations currently at the St. Priest facility will be transferred to other plant sites in Europe and the United States. The shutdown of the St. Priest facility and termination or transfer of the employees is expected to be completed in late 1997 and it is anticipated that the sale of the facility will be completed by the end of 1999. No material restructuring amounts were paid in 1996.

     During 1995, the Registrant's Board of Directors approved a restructuring plan which resulted in a pretax charge of $58 million. The charge was taken to reduce excess Aerospace manufacturing capacity caused by reductions in manufacturing volume and increases in manufacturing productivity, and to write down the assets of the Industrial segment's Spectronic Instruments business (Spectronic) and the Aerospace segment's Advanced Power Technology, Inc. (APT) in anticipation of their divestiture. The charge included $24 million in termination benefits, including recognition of certain long-term retirement benefits, for approximately 350 employees, primarily consisting of workers at the Registrant's Lima, Ohio, facility. Also included in the charge was $29 million for the write-down of the assets of the Lima facility, Spectronic, and APT, as well as $5 million for disposition of the Lima facility. The shutdown of the Lima facility was completed during 1996. The disposition of the Lima facility is expected to be completed in 1997 and the sales of Spectronic and a majority interest in APT were completed in the third quarter of 1995.

     Since the 1995 restructuring charge was recorded, approximately $7 million has been paid and charged against the restructuring liability, including costs to terminate 359 employees. During 1996, as a result of the Lima plant shutdown, future pension and other postretirement benefits for the terminated Lima employees were fixed causing recognition of curtailment and settlement gains totaling $8 million, which are reflected in the restructuring charge line on the income statement. Additionally, during 1996 approximately $13 million was charged to costs of products sold related primarily to the movement of equipment from the Lima facility to other manufacturing sites.

ACQUISITIONS

     During 1996, the Registrant purchased the electrical load management technology and some related business from Leach International Corporation. On December 19, 1996, the Registrant purchased from Labinal S.A. its interest in Auxiliary Power International Corporation and related assets for approximately $25 million.

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

ACCOUNTS RECEIVABLE, NET

     The components of net accounts receivable at December 31, 1996 and 1995, were:

                                                                1996    1995
                                                                ----    ----
                                                                (AMOUNTS IN
                                                                 MILLIONS)
U.S. government
  Amounts billed............................................    $ 30    $ 33
  Unbilled costs and accrued profits........................      16      25
                                                                ----    ----
                                                                  46      58
Commercial..................................................     267     223
                                                                ----    ----
                                                                $313    $281
                                                                ====    ====

INVENTORIES

     The components of inventories at December 31, 1996 and 1995, were:

                                                            1996            1995
                                                            -----           -----
                                                            (AMOUNTS IN MILLIONS)
Raw materials.............................................   $ 45            $ 51
Work in process...........................................    151             118
Finished goods and parts..................................    199             179
                                                             ----            ----
                                                              395             348
Less progress payments....................................     17              18
                                                             ----            ----
                                                             $378            $330
                                                             ====            ====

     Prior to the application of progress payments, the inventories shown above included costs of $65 million and $52 million at December 31, 1996 and 1995, respectively, related to long-term contracts.

PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at December 31, 1996 and 1995, was classified as follows:

                                                             1996           1995
                                                            ------         ------
                                                            (AMOUNTS IN MILLIONS)
Land and improvements.....................................  $   39         $   40
Buildings and improvements................................     226            230
Machinery and equipment...................................     822            792
                                                            ------         ------
                                                             1,087          1,062
Less accumulated depreciation.............................     660            613
                                                            ------         ------
                                                            $  427         $  449
                                                            ======         ======

PENSION BENEFITS

     The Registrant has defined benefit pension plans covering substantially all U.S. employees. Pay-related plans generally provide pension benefits that are based on the employee's highest compensation during a three-year period or the employee's average career compensation, prior to retirement. Nonpay-related plans provide benefits of stated amounts for each year of service. Pension plans for U.S. employees have been funded at amounts equal to or greater than the minimum required by ERISA.

     Net periodic pension cost for 1996, 1995, and 1994 included:

                                                        1996       1995       1994
                                                        ----       ----       ----
                                                          (AMOUNTS IN MILLIONS)
Service cost of current period........................  $19        $ 16       $ 19
Interest cost on projected benefit obligation.........   47          47         44
Less recognized (loss) gain on plan assets............   87         130         (4)
Net amortization and deferral.........................   35          79        (50)
                                                        ---        ----       ----
Net periodic pension cost.............................  $14        $ 12       $ 17
                                                        ===        ====       ====

     The funded status of the plans at December 31, 1996 and 1995, was:

                                                              1996                          1995
                                                   --------------------------    --------------------------
                                                    ASSETS IN     ACCUMULATED     ASSETS IN     ACCUMULATED
                                                    EXCESS OF      BENEFITS       EXCESS OF      BENEFITS
                                                   ACCUMULATED     IN EXCESS     ACCUMULATED     IN EXCESS
                                                    BENEFITS       OF ASSETS      BENEFITS       OF ASSETS
                                                   -----------    -----------    -----------    -----------
                                                                    (AMOUNTS IN MILLIONS)
Benefit obligation liability:
  Vested benefits..............................       $ 448           $ 7           $484            $16
  Nonvested benefits...........................          54             1             55              1
                                                      -----           ---           ----            ---
  Accumulated benefit obligation...............         502             8            539             17
  Effect of projected future compensation
     levels....................................         106             2             96              2
                                                      -----           ---           ----            ---
  Projected benefit obligation.................         608            10            635             19
Less plan assets at market value...............         715             -            687              4
                                                      -----           ---           ----            ---
Projected benefit obligation in excess of (less
  than) plan assets............................        (107)           10            (52)            15
Adjustments for deferrals of benefit obligation
  liability not yet recognized in cost:
  Net experience gain (loss)...................         127            (1)            79             (2)
  Initial net obligation.......................         (17)            -            (21)             -
  Prior service cost due to plan amendments....          (2)           (2)            (1)            (1)
Adjustment required to recognize minimum
  liability....................................           -             1              -              1
                                                      -----           ---           ----            ---
Accrued pension liability......................       $   1           $ 8           $  5            $13
                                                      =====           ===           ====            ===

     The projected benefit obligation was determined using an assumed discount rate of 7.75 percent at December 31, 1996, and 7.25 percent at December 31, 1995. The assumed weighted-average long-term rate of compensation increase was
4.5 percent at December 31, 1996, and 4.0 percent at December 31, 1995. The assumed long-term rate of return on plan assets was 9.0 percent at December 31, 1996 and 1995, and 8.75 percent at December 31, 1994. Plan assets consist principally of common stocks and fixed income investments.

     During 1996, the Registrant closed its Lima, Ohio, facility resulting in the recognition of a $1 million curtailment gain and a $1 million settlement gain, which have been reflected in the restructuring charge line.

     The Registrant also sponsors three defined contribution retirement benefit plans that cover substantially all U.S. and Puerto Rican employees. All of these plans are subject to ERISA. Two of the plans are intended to be maintained under the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended, and one plan is intended to be maintained under the Puerto Rico Income Tax Act of 1954, as amended. Two of these plans provide that the employer will match certain portions of the employee-directed contributions. The Registrant matching contributions to the above plans were $1 million in 1996 and less than $1 million in 1995 and 1994.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Registrant provides health and life insurance benefits for retired employees and certain dependents when employees become eligible for these benefits by satisfying plan provisions, which include certain age and/or service requirements. Health and life insurance benefits for retirees of domestic operations are provided through insurance contracts, a group benefit trust or general assets of the Registrant. Health and life insurance benefits for retirees of foreign operations, where applicable, are provided through government-sponsored plans to which contributions by the Registrant are required. The health insurance plans covering substantially all U.S. employees are contributory, with contributions adjusted annually, and these plans contain other cost-sharing features such as deductibles and coinsurance. Currently, the Registrant requires contributions, which are adjusted annually, primarily from employees who retired subsequent to 1991. The

Registrant does not prefund these plans and has the right to modify or terminate any of these plans in the future.

     The components of postretirement benefit cost for 1996, 1995, and 1994 were:

                                                            1996      1995      1994
                                                            ----      ----      ----
                                                             (AMOUNTS IN MILLIONS)
Service cost..............................................  $ 4       $ 3       $ 4
Interest cost                                                21        21        22
Net amortization and deferral.............................   (4)       (7)       (3)
                                                            ---       ---       ---
Postretirement benefit cost...............................  $21       $17       $23
                                                            ===       ===       ===

     The funded status of the plans at December 31, 1996 and 1995, was:

                                                            1996            1995
                                                            -----           -----
                                                            (AMOUNTS IN MILLIONS)
Accumulated postretirement benefit obligation:
  Retirees................................................   $215            $193
  Eligible active plan participants.......................     13              12
  Other active plan participants..........................     57              89
                                                             ----            ----
                                                              285             294
Plan assets at market value...............................      -               -
                                                             ----            ----
Accumulated postretirement benefit obligation in excess of
  plan assets.............................................    285             294
Unrecognized prior period gain............................     85              74
Unrecognized prior service gain...........................     19              22
                                                             ----            ----
Postretirement benefit liability recognized in the balance
  sheet...................................................   $389            $390
                                                             ====            ====

     The assumed weighted-average annual rate of increase in the per capita cost of medical and prescription drug benefits (applicable only to employees who retired prior to 1992) is 6.25 percent for 1997 and is assumed to decrease gradually each year from 1997 to 2000 and remain level at 5 percent thereafter. The assumed weighted-average annual rate of increase in the per capita cost of dental benefits (applicable only to employees who retired prior to 1992) is 5 percent in 1997 and is expected to remain level at that rate thereafter. These rates have no effect on the Registrant's costs for employees retiring after 1991 as the Registrant's policy is to increase retiree contributions so that the Registrant's annual per capita cost increases at the general inflation rate. The assumed annual rate of increase in the general inflation rate (applicable to employees retiring after 1991) is 4 percent.

     A 1 percent increase in the annual health care trend rates would have increased the accumulated postretirement benefit obligation at December 31, 1996 and 1995, by $18 million and $19 million, respectively, and increased postretirement benefit expense for 1996, 1995, and 1994 by $1 million in each year. The weighted-average discount rate used to estimate the accumulated postretirement benefit obligation was 8.0 percent at December 31, 1996, and 7.5 percent at December 31, 1995.

     During 1996, the Registrant closed its Lima, Ohio, facility resulting in the recognition of a $6 million curtailment gain. The decision to close this facility was made in 1995 and resulted in the recognition of a $12 million curtailment loss. Both amounts have been reflected in the restructuring charge line in their respective years. For more information related to this charge see the Restructuring note on pages 25 and 26.

INCOME TAXES

     Income tax expense for the three years ended December 31, 1996, consisted of the following components:

                                                          1996      1995      1994
                                                          ----      ----      ----
                                                           (AMOUNTS IN MILLIONS)
Current income tax expense..............................  $78       $ 69      $ 64
Deferred income tax benefit.............................   (8)       (13)      (11)
                                                          ---       ----      ----
  Total income tax expense..............................  $70       $ 56      $ 53
                                                          ===       ====      ====
Total income tax expense includes:
  State tax.............................................  $10       $  7      $  9
  Foreign tax...........................................  $ -       $  8      $  7

     State income taxes for 1996, 1995, and 1994 were principally current. Foreign income tax for 1996 included $9 million of current tax expense, offset by $9 million of deferred tax benefit. Foreign income taxes for 1995 and 1994 were principally current.

     Total income tax expense for each year varied from the amount computed by applying the statutory U.S. federal income tax rate to earnings before income taxes for the reasons set forth in the following reconciliation:

                                                           1996      1995      1994
                                                           ----      ----      ----
                                                            (AMOUNTS IN MILLIONS)
Income tax expense at the statutory rate.................   $64       $47       $52
Increases (reductions) in taxes resulting from:
  State taxes based on income, net of federal income
     taxes...............................................     7         5         6
  Adjustments to prior year accruals.....................     -         3         4
  Additional earnings of foreign subsidiaries now deemed
     to be permanently invested..........................     -         -        (8)
  Book/tax difference on sale of stock...................     -         5         -
  Nondeductible goodwill writeoff........................     2         -         -
  FSC tax benefits.......................................    (6)       (5)       (2)
  Miscellaneous other items..............................     3         1         1
                                                           ----      ----      ----
       Actual income tax expense.........................   $70       $56       $53
                                                           ====      ====      ====
       "Effective" tax rate..............................  38.0%     41.8%     36.0%

     Significant components of the net deferred tax assets at December 31, 1996 and 1995, were:

                                                            1996            1995
                                                            -----           -----
                                                            (AMOUNTS IN MILLIONS)
Deferred Tax Assets Arising From:
  Retiree medical.........................................   $151            $148
  Restructuring...........................................     15              17
  Employee benefit plans..................................     10              14
  Net operating losses....................................     10               6
  Environmental reserves..................................      9              11
  Warranty reserve........................................      9              11
  Recoverable taxes.......................................      6               7
  Inventory...............................................      6               6
  Other...................................................     30              25
                                                             ----            ----
       Total Deferred Tax Assets..........................    246             245
                                                             ----            ----
Deferred Tax Liabilities Arising From:
  Property, plant, and equipment..........................     37              43
  Taxes provided on unremitted foreign earnings...........     24              25
  Other...................................................     54              47
                                                             ----            ----
       Total Deferred Tax Liabilities.....................    115             115
                                                             ----            ----
       Net Deferred Tax Assets............................   $131            $130
                                                             ====            ====

     Domestic and foreign earnings/(loss) from continuing operations before income taxes for the three years ended December 31, 1996, as shown below, exclude profits recorded on intercompany sales. Net interest expense is allocated between geographic segments based on non-cash assets.

                                                          1996      1995      1994
                                                          ----      ----      ----
                                                           (AMOUNTS IN MILLIONS)
Domestic................................................  $206      $121      $139
Foreign.................................................   (22)       14        10
                                                          ----      ----      ----
       Total earnings before income taxes...............  $184      $135      $149
                                                          ====      ====      ====

     Profits recorded on intercompany sales from foreign entities excluded above were $19 million, $19 million, and $15 million, in 1996, 1995, and 1994, respectively, and were earned primarily by the Registrant's Singapore subsidiaries.

     At December 31, 1996, total assets of operations outside the United States were $163 million after deducting $37 million due from the Registrant's domestic operations.

     In 1995, recognizing the increase in business opportunities outside the U.S., and in the Far East region in particular, the Registrant adjusted its planning to recognize that foreign earnings previously earmarked for repatriation would now be considered permanently invested and used for capital investment. As of December 31, 1996 and 1995, the Registrant had not provided federal income taxes on $55 million and $63 million, respectively, of undistributed earnings recorded by certain subsidiaries outside the United States, since these earnings were deemed permanently invested.

     For the years 1984 and 1985, the IRS has proposed to increase the Registrant's taxable income by approximately $225 million based upon the IRS' assertion that certain intercompany loans between the Registrant and its Sunpac subsidiary in Singapore should be taxed as if they were dividends to the Registrant. On July 31, 1995, the Registrant filed a petition with the U.S. Tax Court requesting a redetermination of the asserted deficiency related to this issue. While the amount of the proposed adjustment is material, the Registrant does not believe the IRS' position will be sustained.

     During 1992, the U.S. Tax Court issued an opinion adverse to the Registrant, for the years 1979 through 1982, related to the issue of whether the payments made upon the resolution of previous government contracts disputes could reduce taxable income in the years in which the revenues from the contracts were reported. In October 1994, the Registrant ceased its efforts to reverse this decision and made a payment of $18 million to the IRS which did not have a material financial impact on the Registrant. Additionally, during 1994, the IRS informed the Registrant that it was disallowing a deduction for the $115 million in payments pursuant to the agreement dated August 29, 1988, which settled the government contracts disputes. While the potential impact of this disallowance is material, the Registrant does not believe that the IRS' position will be substantially sustained.

     The Registrant believes that its recorded tax and interest provisions are sufficient to cover the final resolution of any tax deficiencies.

NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable, consisting of commercial paper and bank borrowings, were $118 million and $168 million at an average interest rate of 6.2 percent and 6.1 percent at December 31, 1996 and 1995, respectively. At December 31, 1996, the Registrant maintained committed domestic revolving credit facilities totaling $335 million. Commitment fees incurred were not material. The Registrant also maintained uncommitted foreign lines of credit for use by its foreign operations totaling the equivalent of approximately $14 million at December 31, 1996.

     Under a long-term debt agreement in place at December 31, 1996, payments of dividends are limited by the requirement to maintain a minimum level of net worth. At December 31, 1996, net worth exceeded the maintenance level by $296 million.

     The composition of long-term debt at December 31, 1996 and 1995, was:

                                                              1996            1995
                                                              -----           -----
                                                              (AMOUNTS IN MILLIONS)
9.48% notes due 2001........................................   $100            $100
9.15% notes due 2003........................................     50              50
9.34% notes due 2006........................................     50              50
Other, including $16 million of variable rate debt, weighted
  average rate of 4.3% at December 31, 1996.................     26              28
                                                               ----            ----
                                                                226             228
Less amount due within one year.............................      4               7
                                                               ----            ----
Long-term debt (less current portion).......................   $222            $221
                                                               ====            ====

     In November 1995, the Registrant arranged a private shelf facility with the Prudential Insurance Company of America under which the Registrant may issue up to $150 million of long-term debt in the private market through November 1998. In February 1996, the Registrant filed a Registration Statement on Form S-3 with the Securities and Exchange Commission for the public issuance of up to $150 million of unsecured debt of the Registrant. As of December 31, 1996, no debt of the Registrant has been issued under either facility.

     Total principal payments required under long-term debt agreements for the five years subsequent to December 31, 1996, are $4 million in 1997, $10 million in 1998, $1 million in 1999, less than $1 million in 2000, and $100 million in 2001.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     In the normal course of business, the Registrant is party to financial instruments with off-balance-sheet risk to meet financing needs and to reduce its own exposure to fluctuations in exchange rates. These financial instruments include financial guarantees and forward exchange contracts. These instruments involve, to varying degrees, elements of credit and/or exchange rate risk in excess of the amount recognized in the financial statements.

     Financial guarantees are conditional commitments issued by the Registrant to guarantee the payment of certain liabilities of unconsolidated affiliates and unaffiliated entities to third parties. These guarantees are issued primarily to support borrowing arrangements, and are scheduled to expire, subject to extension, from 1997 to 2000. The Registrant's exposure for financial guarantees is equal to the contractual amount of these guarantees. Both the contractual amounts and the maximum credit loss in the event of non-performance were $7 million at December 31, 1996.

     Forward exchange contracts are contracts for delivery or purchase of foreign currencies at specified future dates. The contract amounts represent currency exposure if the counter party fails to perform under the contract. At December 31, 1996, the Registrant had forward exchange contracts maturing primarily during 1997 to sell the equivalent of $94 million and to purchase the equivalent of $66 million in foreign currencies. These included $129 million in contracts which the Registrant used to limit its exposure to foreign currency fluctuations related to specific assets and liabilities denominated in foreign currencies, primarily the French franc and the British pound sterling. The remaining $31 million in contracts was used to limit the effects of foreign currency fluctuations on anticipated Singapore dollar cash requirements, based on forecasted monthly expenditures. Had all of the forward exchange contracts matured on December 31, 1996, the Registrant's cash gain would have been $2 million.

FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Registrant in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates their fair value.

     Foreign currency exchange contracts: The fair value of the Registrant's foreign exchange contracts is estimated based on quoted market prices of comparable contracts.

     Short- and long-term debt: The carrying amounts of the Registrant's borrowings under its commercial paper programs, its short-term revolving credit agreements, and variable rate long-term debt instruments approximate their fair value. The fair value of the Registrant's other long-term debt is estimated using discounted cash flow analyses, based on the Registrant's current incremental borrowing rates for similar types of borrowing arrangements.

     The carrying amounts and fair values of the Registrant's financial instruments at December 31, 1996 and 1995, were:

                                                          1996                 1995
                                                    -----------------    -----------------
                                                    CARRYING    FAIR     CARRYING    FAIR
                                                     AMOUNT     VALUE     AMOUNT     VALUE
                                                    --------    -----    --------    -----
                                                            (AMOUNTS IN MILLIONS)
Cash and cash equivalents.......................      $ 18      $ 18       $ 75      $ 75
Foreign exchange contracts......................         -         -          -         2
Short-term debt.................................       118       118        168       168
Long-term debt..................................       226       257        228       267

LEASE ARRANGEMENTS AND RENT EXPENSE

     Rent and lease expense for the years 1996, 1995, and 1994 was $13 million, $15 million, and $15 million, respectively. The Registrant leases certain facilities and equipment under operating leases, many of which contain renewal options and escalation clauses. Minimum future rental commitments under noncancelable operating leases which extend beyond one year are payable as follows: 1997, $7 million; 1998, $6 million; 1999, $4 million; 2000, $4 million; 2001, $4 million; and after 2001, $4 million. Facilities and equipment under capital leases, minimum future rentals receivable under subleases, and contingent rental expenses were not significant for the years 1996, 1995, and 1994.

STOCK-BASED COMPENSATION

     The Registrant maintains five plans for the administration of stock-based compensation: the Stock Incentive Plan, the 1982 Restricted Stock Plan and the 1989 Restricted Stock Plan (referred to herein collectively as the Restricted Stock Plan), the Management Stock Performance Plan, and the Nonemployee Director Stock Option Plan.

     The Stock Incentive Plan permits up to a maximum of 6.6 million shares of common stock to be granted as nonqualified and incentive stock options and restricted stock to managerial, supervisory, and professional employees. The Management Stock Performance Plan is similar in nature and permits up to 3 million shares to be granted. In both plans, the options are granted at fair market value for a term of 10 years and become exercisable in increments of 25 percent of an individual grant on each of the second through fifth anniversary dates of the grant. During 1996, the Registrant issued managerial employees a total of 51,600 shares of restricted stock for both plans combined. During 1995, the Registrant sold managerial employees 119,500 shares of restricted stock at par value for both plans combined. The restricted stock may not be sold by the employee until the restrictions placed on these shares expire. The amount of compensation represented by the sale or issuance of restricted stock is being amortized over a nine-year vesting period. The Nonemployee Director Stock Option Plan permits up to 264,000 stock options to be granted.

     In accordance with the provisions of SFAS No. 123, the Registrant applies APB Opinion 25 and related Interpretations in accounting for stock options issued under these plans and accordingly, does not recognize compensation expense related to these options. If the Registrant had elected to recognize compensation expense based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, pro forma net income and earnings per share would have been:

                                                                 1996      1995
                                                                ------    ------
                                                                  (IN MILLIONS
                                                                EXCEPT PER SHARE
                                                                    AMOUNTS)
Net earnings -- as reported.................................     $ 114     $  79
Net earnings -- pro forma...................................       113        78
Earnings per share -- as reported...........................      1.87      1.25
Earnings per share -- pro forma.............................      1.84      1.25

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.05% and 6.02%; dividend yields of 1.6% and 1.7%; stock price volatility factors of 20.0% and 21.1%; assumed forfeiture rate of 3.0%; and expected life of the options of seven years. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The weighted-average fair value of options granted in 1996 and 1995 were $10.75 and $8.97, respectively.

     Transactions involving stock options for the incentive stock plan are summarized as follows:

                                                                           WEIGHTED
                                                                           AVERAGE
                                                              NUMBER OF    EXERCISE
                      STOCK OPTIONS                            OPTIONS      PRICE
----------------------------------------------------------    ---------    --------
Outstanding December 31, 1993.............................      688,150     $19.32
  Granted.................................................      647,900      22.46
  Canceled................................................      (17,800)     19.32
  Exercised...............................................      (16,722)     19.32
                                                              ---------     ------
Outstanding December 31, 1994.............................    1,301,528      20.88
                                                              ---------     ------
  Granted.................................................      236,400      32.30
  Canceled................................................      (35,112)     20.96
  Exercised...............................................     (159,982)     19.36
                                                              ---------     ------
Outstanding December 31, 1995.............................    1,342,834      23.07
                                                              ---------     ------
  Granted.................................................      698,350      38.87
  Canceled................................................      (29,100)     21.91
  Exercised...............................................     (176,629)     19.85
                                                              ---------     ------
Outstanding December 31, 1996.............................    1,835,455      29.41
                                                              ---------     ------
Exercisable December 31, 1996.............................      435,134      20.79
                                                              =========     ======

     902,105 of the 1,835,455 options outstanding at December 31, 1996 have exercise prices between $15 and $25, with a weighted average exercise price of $21.34 and a weighted average remaining contractual life of 7.2 years. 435,134 of these options are exercisable; their weighted average exercise price is $20.79. 235,000 of the 1,835,455 options outstanding at December 31, 1996 have exercise prices between $25 and $35, with a weighted average exercise price of $32.29 and a weighted average remaining contractual life of 8.8 years. None of these options are exercisable. The remaining 698,350 options have exercise prices between $35 and $45, with a weighted average exercise price of $38.87 and a weighted average remaining contractual life of 9.9 years. None of these options are exercisable.

     Under the Registrant's Restricted Stock Plan, no shares of restricted stock were issued to employees in 1996 and 114,700 shares of common stock were sold to key managerial employees at their par value during 1995. This common stock may not be resold until the restrictions placed on these shares expire. The amount of compensation represented by the sale or issuance of restricted stock is being amortized over a nine-year vesting period. The Restricted Stock Plan permits up to two million shares to be granted.

     Total compensation expense recognized for restricted stock in 1996, 1995, and 1994 was $2 million, $3 million, and $3 million, respectively.

RESEARCH AND DEVELOPMENT

     The Registrant performs research and development under both Company-funded programs and under contracts with others, principally the U.S. government. Company-funded programs include bid and proposal work for both military and commercial products and research and development. All Company-funded research and development is expensed as incurred or expensed in accordance with the Registrant's policy on contract accounting; customer-funded research and development is accounted for under the Registrant's contract accounting policy. Total research and development expenditures for the years 1996, 1995, and 1994 were $98 million, $113 million, and $109 million, respectively, of which $43 million, $47 million, and $45 million, respectively, was funded by customers.

ENVIRONMENTAL MATTERS

     The Registrant is subject to numerous environmental laws and regulations and is exposed to liabilities and compliance costs arising from its past and current handling, processing, storing, and disposal of hazardous substances and wastes. These liabilities and costs relate to present facilities, former facilities which have been closed or sold, and to Superfund sites.

     The Registrant continually monitors its operations with respect to potential environmental issues and has established reserves for onsite and offsite environmental investigation and remediation costs. The amount reserved with respect to any site reflects the Registrant's estimate of its degree of responsibility, the anticipated method and ultimate cost of remediation and, when applicable, an assessment of the ability of other potentially responsible parties (PRPs) to pay their share of such costs. Although the Registrant believes its experience provides a reasonable basis for estimating its liability, the ultimate outcome may differ from the Registrant's estimates. As additional information becomes available, the reserves are reevaluated and adjusted as necessary.

     The Registrant's expenditures from its reserve for remediation and related studies over the past three years are as follows: 1996 -- $5 million; 1995 -- $3 million; and 1994 -- $5 million. In addition to this spending, approximately $4 million was expensed and added to the reserve during this same time period.

     It is anticipated that expenditures from the environmental reserve will be $5 million in 1997 and $5 million in 1998. Although the Registrant believes that its environmental reserve is adequate, due to changed circumstances or the discovery of new sites at which the Registrant is liable, additional accruals could be required in the future that could have a material effect on the results of operations in a particular quarter or annual period. However, the Registrant believes it is unlikely that there would be any material adverse effect on the Registrant's overall financial position.

     Environmental expenditures that relate to the day-to-day activities of current operations are expensed or capitalized as appropriate. These expenditures are in addition to the above reserve spending for remediation and related studies. Such expenditures in 1996, 1995, and 1994 were not material and are not expected to be material in 1997 or 1998.

     At the present and former plant sites where the Registrant is presently conducting remediations, such remediations are being conducted pursuant to plans which have been submitted to the appropriate regulatory agencies. For each of these plant sites, the established reserve is believed to be adequate to conduct the required remediation. At certain present and former plant sites, the Registrant is in the process of evaluating whether remediation will be required or whether the existing contamination is attributable to the Registrant's activities. The Registrant is presently unable to determine whether the applicable reserve will need to be adjusted.

     Under the Superfund laws, the Registrant participates as a PRP at 23 sites where environmental remediation is being or will be conducted. At 19 of these sites, the Registrant anticipates that it will be able to conclude its participation by settling as a de minimis PRP. At two of the Superfund sites, the Registrant, based upon the volume of waste being attributed to it, will not be able to effect a de minimis resolution. The Registrant believes, based upon its evaluation of its exposure and the information available from its activity with PRP groups, that its reserve is adequate to satisfy its liability with respect to these 21 sites.

     The two remaining Superfund sites are located in Rockford, Illinois. At one of the sites, the PRP group, in which the Registrant participates, has entered into consent decrees with the Illinois Environmental Protection Agency relating to certain investigations and interim remediations which are substantially complete. The PRP group is currently finalizing the results of the investigations to determine the scope of remediation. The Registrant has established a reserve for this site which it believes, based upon its evaluation of its exposure and information presently known, is adequate to resolve its liability.

     The second Superfund site relates to a regional area of groundwater contamination, much of which is located in a highly industrialized area and which involves multiple sources. The Registrant is alleged to be linked to the site as one of the possible sources. The Department of Justice and the City of Rockford have been seeking a global solution to the site. Both parties have agreed to this proposed solution, subject to the City being able to create the required special taxing district. Since this type of solution is likely, the Registrant believes that its reserve, which is based upon such a solution, is adequate.

GOVERNMENT CONTRACT MATTERS

     U.S. Government contracts generally provide for the termination or the adjustment of material terms of such contracts at the election of the government, and the government may pursue contractual, administrative, civil, and criminal remedies for improper or illegal activities associated with obtaining and performing government contracts. Administrative remedies include the suspension, debarment, or ineligibility of all or part of a company from receiving government contracts and government-approved subcontracts. As is the case with any company that performs material amounts of business with the federal government, any such action by the government could have a material impact upon the Registrant's business. Management is not currently aware of any such situations.

     During 1995, the Registrant collected approximately $8 million of the previously disclosed $10 million settlement related to a contract for the supply of jet aircraft start units which the U.S. Navy terminated for its convenience in 1986. The remaining $2 million was collected in 1996.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE: None

                                    PART III

     The information required by Items 10 through 13 of Part III of this report, with the exception of the information on the Executive Officers which appears at the end of Part I, is incorporated by reference from the Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Proxy Statement, information under the captions "Nominee for Election to Board of Directors" and "Members of Board of Directors Continuing in Office" on pages 2 and 3; and information under the caption "Section 16 Compliance" on pages 17 and 18.

ITEM 11. EXECUTIVE COMPENSATION

     Proxy Statement, information regarding director compensation on pages 5 and 6; information under the caption "Compensation Committee Interlocks and Insider Participation" on page 6; and information under the captions "Compensation Committee Report on Executive Compensation," "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Retirement Plans," and "Employment Agreements" on pages 7 through 16.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Proxy Statement, information under the caption "Ownership of Sundstrand Common Stock" on pages 4 and 5.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Proxy Statement, information under the caption "Transactions and Loans with Management" on page 17.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                        PAGE NO.
                                                                        --------
(a)   1.  Consolidated Financial Statements Included in Part II
            Management's Report.......................................        17
            Independent Auditor's Report..............................        17
            Consolidated Statement of Earnings, Years Ended December          18
               31, 1996, 1995, and 1994...............................
            Consolidated Statement of Cash Flows, Years Ended December        19
               31, 1996, 1995, and 1994...............................
            Consolidated Balance Sheets, December 31, 1996 and 1995...        20
            Consolidated Statement of Shareholders' Equity, Years             21
               Ended December 31, 1996, 1995, and 1994................
            Information by Business Segment for the Years Ended               22
               December 31, 1996, 1995, and 1994......................
            Quarterly Results (Unaudited) for 1996 and 1995...........        23
            Notes to Consolidated Financial Statements................        24

(a)  2.  Financial Statement Schedules
         The schedules have been omitted as the required information is not applicable or not required.
(a)  3.  Exhibits
        (3)  Articles of Incorporation and By-Laws
             (a) Registrant's Restated Certificate of Incorporation as effective
                 December 19, 1991 (filed as Exhibit (3)(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-5358, and incorporated herein by reference).
             (b) Registrant's By-Laws, including all amendments, as effective
                 September 9, 1996 (filed as Exhibit (3)(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 1-5358, and incorporated herein by reference).
             (c) Text of resolution adopted by Board of Directors of Registrant on February 18, 1997, amending Registrant's By-Laws effective April 15, 1997.
        (4) Instruments Defining the Rights of Security Holders, including Indentures
             (a) Credit Agreement dated as of January 28, 1993, among Registrant and seven banking institutions including Morgan Guaranty Trust Company of New York, as Agent (filed as Exhibit (4)(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-5358, and incorporated herein by reference); Amendment No. 1 dated October 15, 1993, and Amendment No. 2 dated October 31, 1994, to the Credit Agreement (filed as Exhibit (4)(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5358, and incorporated herein by reference); and Amendment No. 3 dated November 30, 1995, to the Credit Agreement (filed as Exhibit (4)(c) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5358, and incorporated herein by reference); and Amended and Restated Credit Agreement dated December 16, 1996, to the Credit Agreement.
             (b) Second Amended and Restated Rights Agreement between Registrant and Harris Trust and Savings Bank, as Rights Agent, dated November 21, 1995 (filed as Exhibit 1 to Registrant's Form 8-A/A (Amendment No. 2) dated November 27, 1995, File No. 1-5358, and incorporated herein by reference); and First Amendment to Second Amended and Restated Rights Agreement, dated February 20, 1996 (filed as Exhibit (4)(e) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5358, and incorporated herein by reference).
             (c) Lease dated as of December 14, 1987, between Registrant and
                 Greyhound Real Estate Investment Six, Inc. (filed as Exhibit
                 (4)(f) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, File No. 1-5358, and incorporated herein by reference).
             (d) Note Agreement of Registrant dated May 15, 1991 (filed as
                 Exhibit (19)(c) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, File No. 1-5358, and incorporated herein by reference); and Amendment effective December 31, 1991, to the Note Agreement (filed as Exhibit
                 (19)(c) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992, File No. 1-5358, and incorporated herein by reference).
             (e) Note Agreement of Registrant dated October 31, 1991 (filed as
                 Exhibit (4)(l) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-5358, and incorporated herein by reference); and Amendment dated December 1, 1995, to the Note Agreement (filed as Exhibit (4)(l) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5358, and incorporated herein by reference).
             (f) Note Agreement of Registrant dated December 2, 1991 (filed as
                 Exhibit (4)(m) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-5358, and incorporated herein by reference).
             (g) Amendment dated December 11, 1995, to Registrant's Note
                 Agreement dated May 15, 1991, as amended December 31, 1991, and to Registrant's Note Agreement dated

                 December 2, 1991 (filed as Exhibit (4)(n) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5358, and incorporated herein by reference).
        (10) Material Contracts
             (a) Employment Agreement dated September 19, 1995, between
                 Registrant and Robert H. Jenkins, Registrant's President and Chief Executive Officer, effective October 1, 1995 (filed as Exhibit (10)(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-5358, and incorporated herein by reference).*
             (b) Employment Agreement dated September 19, 1995, between
                 Registrant and Don R. O'Hare, Registrant's Chairman of the Board, effective October 1, 1995 (filed as Exhibit 10(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-5358, and incorporated herein by reference).*
             (c) Agreement dated June 19, 1988, between Registrant and Paul
                 Donovan, Registrant's Executive Vice President and Chief Financial Officer and Treasurer, regarding Registrant's repurchase of shares of restricted stock (filed as Exhibit
                 (10)(h) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5358, and incorporated herein by reference).*
             (d) Form of Employment Agreement, including all amendments thereto, between Registrant and each of Paul Donovan, Registrant's Executive Vice President and Chief Financial Officer and Treasurer; Patrick L. Thomas, Registrant's Executive Vice President and Chief Operating Officer, Industrial; Ronald F. McKenna, Registrant's Executive Vice President and Chief Operating Officer, Aerospace; Richard M. Schilling, Registrant's Vice President and General Counsel and Secretary; and DeWayne J. Fellows, Registrant's Vice President and Controller (filed as Exhibit (10)(g) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-5358, and incorporated herein by reference).*
             (e) Employment Agreement dated April 18, 1995, between Registrant and James F. Ricketts, Registrant's former Vice President and Treasurer (filed as Exhibit (10)(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-5358, and incorporated herein by reference).*
             (f) Termination agreement dated June 7, 1996, between Registrant and Robert J. Smuland (filed as Exhibit (1) to Registrant's Current Report on Form 8-K dated June 10, 1996, File No. 1-5358, and incorporated herein by reference).*
             (g) Termination agreement dated August 7, 1996, between Registrant and James F. Ricketts (filed as Exhibit (10)(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 1-5358, and incorporated herein by reference).*
             (h) Registrant's Stock Incentive Plan effective December 1, 1992
                 (filed as Exhibit (10)(l) to Registrant's Annual Report for the fiscal year ended December 31, 1992, File No. 1-5358, and incorporated herein by reference).*
             (i) Text of resolution adopted by the Board of Directors of
                 Registrant on April 18, 1995, amending Registrant's Stock Incentive Plan (filed as Exhibit (10)(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-5358, and incorporated herein by reference).*
             (j) First Amendment to Registrant's Stock Incentive Plan effective as of November 19, 1996.
             (k) Registrant's Nonemployee Director Stock Option Plan effective
                 August 1, 1994 (filed as Exhibit A to Registrant's Proxy Statement dated March 7, 1995, File No. 1-5358, and incorporated herein by reference).*
             (l) Registrant's Nonemployee Director Compensation Plan effective
                 August 1, 1994 (filed as Exhibit B to Registrant's Proxy Statement dated March 7, 1995, File No. 1-5358, and incorporated herein by reference).*
             (m) Registrant's 1989 Restricted Stock Plan as adopted April 20,
                 1989, by the stockholders of Registrant (filed as Exhibit
                 (10)(v) to Registrant's Annual Report on Form 10-K for the *Management contract or compensatory plan.

                 fiscal year ended December 31, 1989, File No. 1-5358, and incorporated herein by reference).*
             (n) Registrant's 1982 Restricted Stock Plan as adopted on April 15,
                 1982, by the stockholders of Registrant, including all amendments through April 16, 1986 (filed as Exhibit (10)(c) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1982, File No. 1-5358, and incorporated herein by reference).*
             (o) Text of resolution adopted by the Board of Directors of
                 Registrant on April 17, 1986, amending Registrant's 1982 Restricted Stock Plan (filed as Exhibit (10)(c) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, File No. 1-5358, and incorporated herein by reference).*
             (p) Text of resolution adopted by the Board of Directors of
                 Registrant on August 7, 1990, amending Registrant's 1982 and 1989 Restricted Stock Plans (filed as Exhibit (19)(f) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, File No. 1-5358, and incorporated herein by reference).*
             (q) Text of resolution adopted by the Board of Directors of
                 Registrant on July 16, 1989, adopting a Director Emeritus Retirement Plan and copy of such plan as effective July 20, 1989 (filed as Exhibit (10)(dd) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5358, and incorporated herein by reference).*
             (r) Text of resolution adopted by the Board of Directors of
                 Registrant on October 17, 1984, establishing a 1984 Elected Officers' Loan Program (filed as Exhibit (10)(i) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1984, File No. 1-5358, and incorporated herein by reference).*
             (s) Text of resolution adopted by the Board of Directors of
                 Registrant on October 15, 1991, amending the 1984 Elected Officers' Loan Program (filed as Exhibit (10)(ff) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-5358, and incorporated herein by reference).*
             (t) Registrant's Management Stock Performance Plan effective as of
                 November 19, 1996.*
             (u) Registrant's Supplemental Retirement plan effective as of
                 December 10, 1975, including all amendments.*
             (v) Registrant's Officer Performance Compensation Plan effective as of January 1, 1997 (filed as Exhibit A to Registrant's Proxy Statement dated March 5, 1997, File No. 1-5358, and incorporated herein by reference.)*
             (w) Registrant's Deferred Compensation Plan effective as of January
                 1, 1995, including all amendments.*
        (11) Computation of Fully Diluted Earnings Per Share (Unaudited) for the quarters ended December 31, 1996 and 1995, and for the years ended December 31, 1996 and 1995.
        (21)  Subsidiaries of Registrant
        (23)  Consents of Experts and Counsel
             (a) Consent of Independent Auditors (Ernst & Young LLP).
        (24)  Powers of Attorney
        (27)  Financial Data Schedule
        (99)  Additional Exhibits
             (a) Undertakings (filed as Exhibit (28)(a) to Registrant's Annual
                 Report on Form 10-K for the fiscal year ended December 31, 1982, File No. 1-5358, and incorporated herein by reference).
(b)  Reports on Form 8-K
     None

*Management contract or compensatory plan.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of March, 1997.

                                                  SUNDSTRAND CORPORATION
                                                       (Registrant)

                                          By:        /s/ PAUL DONOVAN
                                            ------------------------------------
                                                        Paul Donovan
                                                  Executive Vice President
                                                and Chief Financial Officer
                                                       and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Robert H. Jenkins                  )
President and                      )
Chief Executive Officer            )
                                   )
Paul Donovan                       )
Executive Vice President           )
and Chief Financial Officer        )
and Treasurer                      )
                                   )
DeWayne J. Fellows                 )
Vice President and Controller      )
                                   )
Don R. O'Hare                      )
Chairman of the Board              )
                                   )
Richard A. Abdoo                   )  March 5, 1997
Director                           )
                                   )
J. P. Bolduc                       )
Director                           )
                                   )
Gerald Grinstein                   )
Director                           )
                                   )
Charles Marshall                   )
Director                           )
                                   )
Donald E. Nordlund                 )
Director                           )
                                   )
Berger G. Wallin                   )
Director                           )


By:        /s/ PAUL DONOVAN
    ----------------------------------
      Paul Donovan, Attorney-in-Fact