Form 10-Q
period 1997-03-31
SUNDSTRAND CORP /DE/
filed 1997-04-29
CIK 95395

                           FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

                               OR

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ____________ to ____________.

                  Commission file number 1-5358

                     Sundstrand Corporation
     ______________________________________________________
     (Exact name of registrant as specified in its charter)

          Delaware                             36-1840610
____________________________              _____________________
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)

 4949 Harrison Avenue, P.O. Box 7003, Rockford, IL  61125-7003
 _____________________________________________________________
     (Address of principal executive offices and zip code)

                        (815) 226-6000
        _____________________________________________
     (Registrant's telephone number, including area code)

                        _______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X       No
                            ___          ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                    Outstanding at April 25, 1997
______________________________________   _____________________________
Common Stock, par value $.50 per share              60,014,108

                     SUNDSTRAND CORPORATION

                           FORM 10-Q

             For the Quarter Ended March 31, 1997


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

               PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.
Sundstrand Corporation and Subsidiaries
Condensed Consolidated Statement of Earnings (Unaudited)

                                             Three Months Ended
                                                  March 31,
                                             __________________
(Amounts in millions except per share data)    1997       1996
---------------------------------------------------------------
Net sales                                   $   389    $   368

Costs, expenses, and other income:
  Costs of products sold                        257        241
  Marketing and administration                   72         79
  Interest expense                                8          7
  Interest income                                (2)        (1)
  Other, net                                     (1)         -
                                            -------    -------
                                                334        326
                                            -------    -------

Earnings before income taxes                     55         42
Less income taxes                                20         16
                                            -------    -------
Net earnings                                $    35    $    26
                                            =======    =======

Weighted-average number of common
shares outstanding                             60.2       61.6

Earnings per share                          $   .58    $   .42
                                            =======    =======

Cash dividends per common share             $   .17    $   .17
                                            =======    =======

Sundstrand Corporation and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)

                                                            Three Months Ended
                                                                  March 31,
                                                            ------------------
(Amounts in millions)                                         1997       1996
------------------------------------------------------------------------------
Cash flow from operating activities:
  Net earnings                                              $   35     $   26
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
        Depreciation                                            15         15
        Amortization                                             4          3
        Deferred income taxes                                    -          4
        Change in operating assets and liabilities excluding
          the effects of acquisitions and divestitures:
           Accounts receivable                                  (7)         -
           Inventories                                         (18)       (11)
           Accounts payable                                      9         (4)
           Accrued expenses                                     26         18
        Other                                                   (1)        (1)
                                                            ------     ------
      Total adjustments                                         28         24
                                                            ------     ------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       63         50
                                                            ------     ------

Cash flow from investing activities:
  Cash paid for property, plant, and equipment                 (32)       (16)
  Cash paid for acquisitions, net of cash acquired              (5)         -
  Other investing activities                                     1          3
                                                            ------     ------
NET CASH USED FOR INVESTING ACTIVITIES                         (36)       (13)
                                                            ------     ------

Cash flow from financing activities:
  Net repayments of borrowings supported by lines of credit     (5)       (48)
  Proceeds from stock options exercised                          4          1
  Purchase of treasury stock                                   (21)       (10)
  Dividends paid                                               (10)       (11)
                                                            ------     ------
NET CASH USED FOR FINANCING ACTIVITIES                         (32)       (68)
                                                            ------     ------

Effect of exchange rate changes on cash                          5          1
                                                            ------     ------

  Decrease in cash and cash equivalents                          -        (30)
  Cash and cash equivalents at January 1                        18         75
                                                            ------     ------

CASH AND CASH EQUIVALENTS AT MARCH 31                       $   18     $   45
                                                            ======     ======

Supplemental cash flow information:
  Interest paid                                             $    3     $    2
  Income taxes paid                                         $    2     $    3

Sundstrand Corporation and Subsidiaries
Condensed Consolidated Balance Sheet (Unaudited)


                                                    March 31,    December 31,
(Amounts in millions)                                    1997            1996
-----------------------------------------------------------------------------
Assets
Current Assets
  Cash and cash equivalents                           $    18         $    18
  Accounts receivable, net                                337             313
  Inventories, net of progress payments                   397             378
  Deferred income taxes                                    57              53
  Other current assets                                      8              10
                                                      -------         -------

     Total current assets                                 817             772

Property, Plant, and Equipment, net                       421             427
Intangible Assets, net                                    269             273
Deferred Income Taxes                                      74              78
Other Assets                                               47              45
                                                      -------         -------

                                                      $ 1,628         $ 1,595
                                                      =======         =======


Liabilities and Shareholders' Equity

Current Liabilities
  Notes payable                                       $   113         $   118
  Long-term debt due within one year                        4               4
  Accounts payable                                        111             104
  Accrued salaries, wages, and commissions                 28              25
  Accrued postretirement benefits
      other than pensions                                  18              18
  Restructuring liability                                  21              20
  Other accrued liabilities                               128             108
                                                      -------         -------

     Total current liabilities                            423             397

Long-Term Debt                                            222             222
Accrued Postretirement Benefits Other Than Pensions       373             367
Other Liabilities                                          90              96

Shareholders' Equity
  Common stock, at par value                               38              38
  Other shareholders' equity                              482             475
                                                      -------         -------
                                                          520             513
                                                      -------         -------
                                                      $ 1,628         $ 1,595
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

Notes to Consolidated Financial Statements
(Unaudited)

ACCOUNTING POLICIES
The financial statements should be read in conjunction with the Registrant's Annual Report on Form 10-K for the year ended
December 31, 1996.

PRINCIPLES OF CONSOLIDATION provide for the inclusion of the accounts of Sundstrand Corporation and all subsidiaries. All intercompany transactions are eliminated in consolidation.

CASH EQUIVALENTS are considered by the Registrant to be all highly liquid debt instruments purchased with original maturities of three months or less.

INVENTORIES
The components of inventories at March 31, 1997, and December 31, 1996, were:

                                             March 31,    December 31,
(Amounts in millions)                             1997            1996
----------------------------------------------------------------------
Raw materials                                $      53       $      45
Work in process                                    138             151
Finished goods and parts                           225             199
                                             ---------       ---------
                                                   416             395
Less progress payments                              19              17
                                             ---------       ---------
                                             $     397       $     378
                                             =========       =========

Prior to the application of progress payments, the inventories shown above included costs related to long-term contracts of $72 million and $65 million, at March 31, 1997, and December 31,
1996, respectively.

RESTRUCTURING
In December 1996, the Registrant initiated a restructuring plan related primarily to the operations of Sullair Europe S.A. which resulted in a pretax charge of $32 million. The restructuring was undertaken as a result of continuing losses at these operations, weakness in the European economy, and significant competitive pressures in the European markets. The charge included $11 million in termination benefits for approximately 140 employees, primarily consisting of workers at Sullair Europe's St. Priest, France, facility. The charge also included $14 million for the write-down of assets of Sullair Europe and $7 million primarily for disposition of the St. Priest facility and professional fees. Operations currently at the St. Priest facility will be transferred to other plant sites in Europe and the United States. The shutdown of the St. Priest facility and termination or transfer of the employees is expected to be completed in 1997 and it is anticipated that the sale of the facility will be completed by the end of 1999.
  Since the charge was recorded in 1996, approximately $2 million has been paid and charged against the restructuring liability, including costs to terminate 26 employees.

   During 1995, the Registrant's Board of Directors approved a restructuring plan which resulted in a pretax charge of $58 million. The charge was taken to reduce excess Aerospace manufacturing capacity caused by reductions in manufacturing volume and increases in manufacturing productivity, and to write down the assets of the Industrial segment's Spectronic Instruments business (Spectronic) and the Aerospace segment's Advanced Power Technology, Inc. (APT) in anticipation of their divestiture. The charge included $24 million in termination benefits, including recognition of certain long-term retirement benefits, for approximately 350 employees, primarily consisting of workers at the Registrant's Lima, Ohio, facility. Also included in the charge was $29 million for the write-down of the assets of the Lima facility, Spectronic, and APT, as well as $5 million for disposition of the Lima facility. The shutdown of the Lima facility was completed during 1996. The disposition of the Lima facility is expected to be completed in 1997 and the sales of Spectronic and a majority interest in APT were completed in the third quarter of 1995.
  Since the 1995 restructuring charge was recorded, approximately $8 million has been paid and charged against the restructuring liability, including costs to terminate 360 employees.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The financial information for the quarter ended March 31, 1997, as compared with the financial information for the quarter ended March 31, 1996, and the balance sheet at December 31, 1996, is discussed below, and should be read in conjunction with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and the financial data as presented in Item 1 above.

RESULTS OF OPERATIONS
Sales in the first quarter of 1997 were $389 million, an increase of $21 million from first quarter of 1996 sales of $368 million. The increase was due to higher Aerospace segment sales, driven by a 50 percent increase in commercial OEM sales, partially offset by lower Industrial segment sales.

First quarter 1997 net earnings were $35 million, or $.58 per share, compared with net earnings of $26 million, or $.42 per share, in the first quarter of 1996. Excluding restructuring related period costs, first quarter 1996 net earnings were $29 million, or $.47 per share. This quarter over quarter earnings increase is attributable primarily to the higher Aerospace segment sales.

ORDERS
Unfilled orders totaled $996 million at March 31, 1997, and $967 million at December 31, 1996. Incoming orders were $418 million in the first quarter of 1997, a $55 million increase compared with incoming orders of $363 million in the first quarter of 1996. The increase was primarily in the Aerospace segment.

AEROSPACE OVERVIEW (EXCLUDING RESTRUCTURING CHARGES)
First quarter sales for the Aerospace segment were $212 million, an increase of $35 million or 20 percent from the first quarter of 1996 as a result of a 50 percent increase in commercial OEM sales. Operating profit increased $11 million or 41 percent to $38 million and operating profit margins increased to 17.9 percent from 15.3 percent during the first quarter of 1997 compared with the first quarter of 1996 primarily as a result of the increase in sales.

Incoming orders in the first quarter were $226 million, an increase of $50 million or 28 percent compared with the first quarter of 1996 due to higher commercial aftermarket and military
OEM orders.

INDUSTRIAL OVERVIEW (EXCLUDING RESTRUCTURING CHARGES)
First quarter 1997 sales for the Industrial segment were $177 million, down $14 million or 7 percent compared with the first quarter of 1996 as a result of lower orders during the fourth quarter of 1996 and customer delivery requirements. Operating profit was $27 million, a decline of only $2 million from the first quarter 1996 as a result of the reduced sales levels. Despite the decline, margins rose slightly to 15.3 percent from
15.2 percent in the first quarter of 1996.

Incoming orders in the first quarter were up 3 percent compared with the first quarter of 1996.

LIQUIDITY & CAPITAL RESOURCES
Working capital increased to $394 million at March 31, 1997, compared with $375 million at December 31, 1996. Higher accounts receivable and inventories were partially offset by higher income taxes payable. The increase in accounts receivable was due primarily to an interest bearing deposit related to an anticipated purchase of equipment in the second quarter and the inventories increase was due to increased sales and order activity. Income taxes payable were higher due to the timing of the first quarter estimated income tax payment.

Net cash provided by operating activities increased to $63 million for the first quarter of 1997 from $50 million for the first quarter of 1996. The increase was due primarily to higher net earnings and income taxes payable, partially offset by higher accounts receivable.

In the quarters ended March 31, 1997 and 1996, the Registrant used $36 million and $13 million of cash, respectively, for investing activities primarily for the purchase of fixed assets. Net cash used for financing activities was $32 million in the first three months of 1997 and consisted primarily of cash used to repurchase common stock and to pay dividends. Net cash used for financing activities totaled $68 million in the first quarter of 1996 and was used primarily to repay notes payable, repurchase common stock, and pay dividends.

The Registrant repurchased approximately 445,000 shares of its common stock in the first quarter of 1997 and an additional 67,000 shares through April 18, 1997. As of that date, the Registrant had repurchased approximately 14 million shares of the 20 million shares authorized for repurchase by the Registrant's Board of Directors. The Registrant plans to continue to repurchase stock on an opportunistic basis.

On March 31, 1997, the Registrant's ratio of total debt to total capital was 39.5 percent compared with 40.1 percent at December
31, 1996.

On April 15, 1997, the Registrant's Board of Directors declared a quarterly cash dividend of $.17 per share payable on June 17, 1997, to holders of record on June 3, 1997.

INCOME TAX ISSUES
As previously disclosed by the Registrant, the Internal Revenue Service (IRS) had proposed to increase the Registrant's taxable income by approximately $225 million, for the years 1984 and 1985, based upon the IRS' assertion that certain intercompany loans between the Registrant and its Sunpac subsidiary in Singapore should be taxed as if they were dividends to the Registrant. This issue has been resolved as a result of an agreement between the Registrant and the IRS and will not have a material impact on the results of operations or financial position of the Registrant.

OUTLOOK
The following discussion contains forward-looking information which is subject to market risks and opportunities that could have a material impact on the Registrant's actual results and, accordingly, should be read in conjunction with the cautionary language set forth in the Registrant's report on Form 8-K filed on February 13, 1997.

The Registrant continues to expect that its 1997 sales will increase between 10 percent and 15 percent, which should generate earnings per share between $2.65 and $2.85, excluding previously announced restructuring charges and any future share repurchases.

Aerospace commercial aftermarket orders were greater than expected in the first quarter and should this trend continue, the Registrant's projections for Aerospace may prove to be slightly conservative. However, the Registrant presently believes it is on track to meet its projection of overall Aerospace sales growth between 20 percent to 25 percent with an operating profit margin in the mid 17 percent to the mid 18 percent range for 1997.

Industrial order trends have improved in the first quarter and quote activity has become stronger. As a result of this and customer delivery requirements, the Registrant is looking for sales improvements in its Industrial businesses during the second quarter. The Registrant continues to project sales growth of up to 5 percent in 1997, with operating profit margins in the 16 percent to 17 percent range, which should result in our Industrial operating profit growing by 5 percent to 10 percent.

                    PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Registrant has disclosed various legal proceedings in its Annual Report on Form 10-K for the fiscal year ended December 31, 1996. There have been no material changes in those proceedings or other material legal developments since that time. However, as noted under the heading "Income Tax Issues" in Part I, Item 2 herein, an issue with the Internal Revenue Service has been resolved.

Item 6.  Exhibits and Reports on Form 8-K.

  (a) Exhibits

     (3) Articles of Incorporation and By-laws

         (a) Text of resolution adopted by the Board of Directors of Registrant on April 15, 1997, amending
             Registrant's By-laws, effective April 15, 1997.

         (b) Registrant's By-laws, including all amendments as effective April 15, 1997.

     (10) Material Contracts

         (a) Consulting Agreement Dated April 15, 1997, between Registrant and Don R. O'Hare, Registrant's retired Chairman of the Board, effective April 15, 1997.

     (11) Statement Re Computation of Per Share Earnings

         (a) Computation of Fully Diluted Earnings Per Share
             (Unaudited) for the quarters ended March 31, 1997 and 1996.

     (27) Financial Data Schedule

  (b) Reports on Form 8-K.

      On February 13, 1997, the Registrant filed a report on Form 8-K containing the Registrant's cautionary statement for purposes of the "Safe Harbor for Forward-Looking Statements" provision of the Private Securities Litigation Reform Act of 1995.

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


                                      Sundstrand Corporation
                                   ----------------------------
                                           (Registrant)



   Date: April 29, 1997              /s/ Richard M. Schilling
                                   ----------------------------
                                        Richard M. Schilling
                                     Vice President and General
                                        Counsel and Secretary



   Date: April 29, 1997               /s/ DeWayne J. Fellows
                                   -----------------------------
                                         DeWayne J. Fellows
                                   Vice President and Controller

                        Exhibit (3) (a)


      RESOLVED, by the Board of Directors of Sundstrand
Corporation, that the By-Laws of the Corporation be, and they hereby are amended, effective April 15, 1997, as follows:

      1. All references in the By-Laws, except the first sentence of Section 4.1 and Section 4.12(b), to the titles "Chairman of the Board", "President and Chief Executive Officer" and "Chief Executive Officer" are changed to "Chairman of the Board, President and Chief Executive Officer".

      2. The first sentence of Section 4.1 is amended to read as follows:

                 "The officers of the Corporation shall consist of
            a Chairman of the Board, President and Chief Executive Officer; an Executive Vice President and Chief Financial Officer; an Executive Vice President and Chief Operating Officer, Aerospace; an Executive Vice President and Chief Operating Officer, Industrial; a Vice President and General Counsel; one or more other Vice Presidents; a Secretary; a Treasurer; and a Controller, all of whom shall be elected by the Board of Directors and shall hold office until their successors are duly elected and qualified."

       3.   Section 4.5 is amended to read as follows:

                 "Section 4.5.  Chairman of the Board, President and
            Chief Executive Officer. The Chairman of the Board, President and Chief Executive Officer shall be the chief executive officer of the Corporation. The Chairman of the Board, President and Chief Executive Officer shall preside at all meetings of stockholders and of the Board and shall see that all orders and resolutions of the Board are carried into effect. Subject to the control of the Board, the Chairman of the Board, President and Chief Executive Officer shall have general supervision, control and management of the affairs and business of the Corporation. The Chairman of the Board, President and Chief Executive Officer and/or the Executive Vice President and Chief Financial Officer shall execute bonds, mortgages and other contracts requiring a seal, under the seal of the Corporation, except where required by law to be otherwise signed and executed and except where the signing and execution thereof shall be expressly delegated by the Board of Directors to some other officer or agent of the Corporation."

      4.    Section 4.6 is deleted in its entirety.

      5.     Section 4.12(b) is amended to read as follows:

                  "(b)   The Assistant Secretaries in the order of
             their seniority shall, in the absence or disability of the Secretary, perform the duties and exercise the powers of the Secretary, and shall perform such other duties as the Chairman of the Board, President and Chief Executive Officer shall prescribe."

       6. Sections 4.7 through 4.15 are renumbered as Sections 4.6 through 4.14.

                          Exhibit (3) (b)

                              BY-LAWS
                                OF
                      SUNDSTRAND CORPORATION
                     (A Delaware Corporation)
                     Effective April 15, 1997

                             ARTICLE I
                              OFFICES

     Section 1.1. PRINCIPAL OFFICE.  The principal office of the
Corporation in the State of Delaware shall be in the City of Wilmington, County of New Castle.

     Section 1.2. OTHER OFFICES. The Corporation may also have offices at such other places, either within or without the State of Delaware, as the Board of Directors may from time to time determine or the business of the Corporation may require.

                             ARTICLE II
                       STOCKHOLDERS' MEETINGS

     Section 2.1. PLACE OF MEETINGS. All annual and special meetings of the stockholders shall be held at such place, either within or without the State of Delaware, as may be fixed by the Board and specified in the notice of the meeting.

     Section 2.2. ANNUAL MEETINGS. An annual meeting of stockholders shall be held on such date and at such hour as may be fixed by the Board and specified in the notice of the meeting, when they shall elect by a plurality vote a Board of Directors and transact such other business as may properly be brought before the meeting.

     Section 2.3. LIST OF STOCKHOLDERS. The Secretary shall prepare and make, at least ten days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present. The original or duplicate stock ledger shall be the only evidence as to who are the stockholders entitled to examine such list or stock ledger or transfer book or to vote in person or by proxy at any meeting of stockholders.

     Section 2.4. SPECIAL MEETINGS OF STOCKHOLDERS. Special meetings of the stockholders, for any purpose or purposes, unless otherwise prescribed by statute, may be called by the Chairman of the Board, President and Chief Executive Officer and shall be called by the Chairman of the Board, President and Chief Executive Officer or Secretary at the request in writing of a majority of the Board of Directors, or at the request in writing of stockholders owning eighty percent or more in amount of the entire capital stock of the Corporation issued and outstanding and entitled to vote. Such request shall state the purpose or purposes of the proposed meeting.

     Section 2.5. NOTICE OF MEETINGS. Except as otherwise expressly provided by law or by the Certificate of Incorporation or these By-Laws, written or printed notice of each annual or special meeting of stockholders shall be given by mail at least ten but not more than sixty days before the meeting to the stockholders of record entitled to vote thereat. Every such notice shall be directed to a stockholder at his address as it shall appear on the transfer books of the Corporation; shall state the date, time and place of the meeting; and, in the case of a special meeting, shall state briefly the purposes thereof. Business transacted at all special meetings shall be confined to the purposes stated in the notice thereof.

     Section 2.6. QUORUM AND ADJOURNMENTS. The holders of a majority of the stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall be necessary and sufficient to constitute a quorum at all meetings of the stockholders for the transaction of business, except as otherwise provided by statute, by the Certificate of Incorporation, or by these By-Laws. If, however, such quorum shall not be present or represented at any meeting of the stockholders, the stockholders entitled to vote thereat, present in person or represented by proxy, shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At such adjourned meeting, at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally notified. The absence from any meeting of the number required by law or by the Certificate of Incorporation or these By Laws for action upon any given matter shall not prevent action at such meeting upon any other matter or matters which may properly come before the meeting if the number required in respect of such other matter or matters shall be present. Once a quorum is present at a meeting, it shall be deemed to be acting thereafter throughout the meeting, irrespective of any withdrawals. Nothing in these By Laws shall affect the right to adjourn where a quorum is present.

     Section 2.7. VOTING BY STOCKHOLDERS. When a quorum is present at any meeting, the vote of the holders of a majority of the stock having voting power present in person or represented by proxy shall decide any question brought before such meeting, unless the question is one upon which by express provision of the statutes or of the Certificate of Incorporation or of these By-Laws a different vote is required, in which case such express provision shall govern and control the decision of such question.

     At any meeting of the stockholders every stockholder having the right to vote shall be entitled to vote in person, or by proxy appointed by an instrument in writing, subscribed by such stockholder or by his attorney or agent thereunto authorized in writing, and bearing a date not more than three years prior to said meeting, unless said instrument provides for a longer period. Except as otherwise provided by the Certificate of Incorporation, each stockholder present in person or by proxy at any meeting shall have, on each matter on which stockholders are entitled to vote, one vote for each share of stock having voting power, registered in his name on the books of the Corporation.

     Section 2.8. NEW BUSINESS PROPOSALS AT ANNUAL MEETINGS. Only such new business shall be conducted, and only such proposals shall be acted upon at an annual meeting of stockholders, as shall have been properly brought before such annual meeting (a) by, or at the direction of, the Board of Directors, or (b) by any stockholder of the Corporation who complies with the notice procedures set forth in this Section 2.8. A stockholder who wishes to bring a proposal before an annual meeting shall give timely notice thereof in writing to the Secretary of the Corporation. Such notice, to be timely, shall be delivered to, or mailed and received by the Secretary at the principal executive offices of the Corporation at least sixty days but not more than ninety days prior to the scheduled annual meeting, regardless of any postponements, deferrals or adjournments of that meeting to a later date; provided, however, that if less than seventy days' notice or prior public disclosure of the date of the scheduled annual meeting is given or made, such notice by a stockholder to be timely shall be so delivered or received not later than the close of business on the tenth day following the earlier of the day on which notice of the scheduled annual meeting was mailed or the day on which public disclosure thereof was made.

       Each such stockholder notice shall set forth as to each proposal to be brought before the annual meeting (a) a brief description of the proposal and the reasons for conducting such business at the annual meeting, (b) the name and address, as they appear on the transfer books of the Corporation, of the stockholder proposing such business and any other stockholders known by such stockholder to be supporting the proposal, (c) the class and number of shares of the Corporation's stock which are beneficially owned by the stockholder on the date of such stockholder notice and by any other stockholders known by such stockholder to be supporting such proposal, and (d) any financial interest of the stockholder in such proposal.

     The Board of Directors may reject any stockholder proposal not timely made in accordance with the terms of this Section 2.8. If the Board of Directors, or a designated committee thereof, determines that the information provided in a stockholder's notice does not satisfy the informational requirements of this Section 2.8 in any material respect, the Secretary shall promptly notify such stockholder of the deficiency in the notice. The stockholder shall have an opportunity to cure the deficiency by providing additional information to the Secretary within five days from the date such notice of deficiency is given to the stockholder, as the Board of Directors or such committee shall reasonably determine. If the deficiency is not cured within such period, or if the Board of Directors or such committee determines that the additional information provided by the stockholder, together with the information previously provided, does not satisfy the requirements of this Section 2.8 in any material respect, then the Board of Directors may reject such proposal. The Secretary shall notify the stockholder in writing whether his proposal has been made in accordance with the time and informational requirements of this
Section 2.8. Notwithstanding the procedure set forth in this Section 2.8, if neither the Board of Directors nor such committee makes a determination as to the validity of any stockholder proposal, the presiding officer of the annual meeting shall determine and declare at the annual meeting whether the stockholder proposal was made in accordance with the terms of this Section 2.8. If the presiding officer determines that the stockholder's proposal was not made in accordance with the terms of this Section 2.8, he shall so declare at the annual meeting and any such proposal shall not be acted upon at the annual meeting.

      This Section 2.8 shall not prevent the consideration and approval or disapproval at an annual meeting of reports of officers, directors and committees of the Board of Directors, but, in connection with such reports, no new business shall be acted upon at such annual meeting unless stated, filed and received as herein provided.

                             ARTICLE III
                              DIRECTORS

     Section 3.1. NUMBER, ELECTION AND TERMS OF OFFICE OF DIRECTORS. The number of directors which shall constitute the whole Board shall be eight in number. Directors need not be stockholders in the Corporation. Except as provided in Section 3.3, the directors shall be elected at the annual meeting of the stockholders, and each director elected shall hold office until his successor is elected and qualified or until his earlier resignation. The directors shall be divided into three classes: Class I, Class II and Class III.
Such classes shall be as nearly equal in number as possible. The term of office of the initial Class I directors shall expire at the annual meeting of stockholders in 1971, the term of office of the initial Class II directors shall expire at the annual meeting of stockholders in 1972, and the term of office of the initial Class III directors shall expire at the annual meeting of stockholders in 1973, or thereafter in each case when their respective successors are elected and qualified. At each annual election held after classification and the initial election of directors according to classes, the directors chosen to succeed those whose terms then expire shall be identified as being of the same class as the directors they succeed and shall be elected for a term expiring at the third succeeding annual meeting or thereafter when their respective successors in each case are elected and qualified.

     Section 3.2. CORPORATE RECORDS. The directors may keep the books of the Corporation, except such as are required by law to be kept within the State of Delaware, outside of Delaware at such place or places as they may from time to time determine.

     Section 3.3. VACANCIES. Vacancies occurring in the Board of Directors and newly created directorships resulting from any increase in the authorized number of directors may be filled by a majority of the directors then in office, although less than a quorum, and any director so chosen shall hold office until his successor is elected and qualified. A director elected to fill a vacancy shall be elected for the unexpired portion of the term of his predecessor in office. A director elected to fill a newly created directorship shall serve for the term provided herein for the class of directors for which such director was elected.

     Section 3.4. GENERAL POWERS. The business and affairs of the Corporation shall be managed by its Board of Directors which may exercise all such powers of the Corporation and do all such lawful acts and things as are not by statute or by the Certificate of Incorporation or by these By-Laws directed or required to be exercised or done by the stockholders.

     Section 3.5. PLACE OF MEETINGS. The Board of Directors of the Corporation may hold meetings, both regular and special, either within or without the State of Delaware.

     Section 3.6. ANNUAL MEETINGS. The first meeting of each newly elected Board shall constitute the annual meeting of said Board and shall be convened as soon as is conveniently possible but in no event more than two weeks after the date of the annual meeting of stockholders in each year at such time and place as shall be fixed by the Chairman of the Board, President & Chief Executive Officer.

     Section 3.7. REGULAR MEETINGS. Regular meetings of the Board shall be held upon notice, or without notice, at least quarterly, at such time and place as shall from time to time be determined by the Board.

     Section 3.8. SPECIAL MEETINGS. Special meetings of the Board may be called by the Chairman of the Board, President and Chief Executive Officer or any four directors. Notice of each special meeting of the Board may be given by mail, telegraph or cable, personal delivery or telephone. Notice by mail shall be given at least three days before the meeting; notice by any other means shall be given a reasonable period of time before the time of such meeting but in no event shall such notice be given less than one hour before such meeting. If notice is by telephone, such notice shall be promptly confirmed by telegraph or cable to each director.

     Section 3.9. QUORUM. At all meetings of the Board, the presence of a majority of the full number of directors shall be necessary and sufficient to constitute a quorum for the transaction of business, and the act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the Board of Directors, except as may be otherwise specifically provided by statute or by the Certificate of Incorporation or by these By-Laws. If a quorum shall not be present at any meeting of the Board of Directors, the directors present thereat may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present.

     Section 3.10. ACTION BY BOARD WITHOUT MEETING. Notwithstanding anything contained in these By-Laws, any action required or permitted to be taken at any meeting of the Board of Directors or of any Committee thereof may be taken without a meeting, if a written consent thereto is signed by all members of the Board or of such Committee, as the case may be, and such written consent is filed with the minutes of proceedings of the Board of Directors or the Committee.

     Section 3.11. COMPENSATION OF DIRECTORS. The Board of Directors, by resolution adopted by a majority of the whole Board, may establish reasonable compensation of all directors for services to the Corporation as directors, officers or otherwise. No such payment shall preclude any director from serving the Corporation in any other capacity and receiving compensation therefor. Members of any Committee may be allowed like compensation for their services to the Corporation.

     Section 3.12. INTERESTED DIRECTORS. No contract or transaction between the Corporation and one or more of its directors or officers, or between the Corporation and any other corporation, partnership, association, or other organization in which one or more of its directors or officers are directors or officers, or have a financial interest, shall be void or voidable solely for this reason, or solely because the director or officer is present at or participates in the meeting of the Board or Committee which authorizes the contract or transaction, or solely because his or their votes are counted for such purpose, if (1) the material facts as to his relationship or interest and as to the contract or transaction are disclosed or are known to the Board of Directors or the Committee, and the Board or Committee in good faith authorizes the contract or transaction by the affirmative votes of a majority of the disinterested directors, even though the disinterested directors be less than a quorum; or (2) the material facts as to his relationship or interest and as to the contract or transaction are disclosed or are known to stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or (3) the contract or transaction is fair as to the Corporation as of the time it is authorized, approved or ratified, by the Board of Directors, Committee, or the stockholders. Common or interested directors may be counted in determining the presence of a quorum at a meeting of the Board or of the Committee which authorizes the contract or transaction.

     Section 3.13. COMMITTEES. The Board of Directors may, by resolution passed by a majority of the whole Board, designate one or more Committees, each Committee to consist of two or more of the directors of the Corporation. Any such Committee, to the extent provided in the resolution not inconsistent with the provisions of the Statutes of Delaware, shall have and may exercise the powers and authority of the Board of Directors in the management of the Corporation and may authorize the seal of the Corporation to be affixed to all papers which may require it. A majority of the members of the Committee then holding office shall constitute a quorum at all meetings and each such Committee shall keep regular minutes of its proceedings and report the same to the whole Board.

     Section 3.14. NOMINATION FOR ELECTION OF DIRECTORS. Nominations for the election of Directors shall be properly made by the Board of Directors or a nominating committee appointed by the Board of Directors or by any stockholder entitled to vote in the election of Directors generally; provided, however, that any such stockholder may nominate one or more persons for election as Directors at a meeting only if such stockholder has given written notice of such stockholder's intent, either by personal delivery or by United States mail, postage prepaid, to the Secretary not later than (1) with respect to an election to be held at an annual meeting of stockholders, ninety days prior to the anniversary date of the immediately preceding annual meeting, and (2) with respect to an election to be held at a special meeting of stockholders for the election of directors, the close of business on the tenth day following the date on which notice of such meeting is first given to stockholders. Each such notice shall set forth: (a) the name and address, as they appear on the transfer books of the Corporation, of the stockholder who intends to make the nomination and of the person or persons to be nominated;
(b) a representation that the stockholder is a holder of record of stock of the Corporation entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (c) a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the stockholder; (d) such other information regarding each nominee proposed by such stockholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission as then in effect; and (e) the consent of each nominee to serve as a director of the Corporation if so elected.

     The presiding officer of any meeting at which a stockholder or its representative attempts to nominate one or more persons for election as directors may refuse to acknowledge the nomination of any person not made in compliance with the provisions of this
Section 3.14.

                             ARTICLE IV
                              OFFICERS

     Section 4.1. DESIGNATION: NUMBER. The officers of the Corporation shall consist of a Chairman of the Board, President and Chief Executive Officer; an Executive Vice President and Chief Financial Officer; an Executive Vice President and Chief Operating Officer, Aerospace; an Executive Vice President and Chief Operating Officer, Industrial; a Vice President and General Counsel; one or more other Vice Presidents; a Secretary; a Treasurer; and a Controller, all of whom shall be elected by the Board of Directors and shall hold office until their successors are duly elected and qualified. In addition, the Chairman of the Board, President and Chief Executive Officer may appoint a Tax Director, one or more Assistant Secretaries, Assistant Treasurers and Assistant Controllers and such other officers and agents as the Chairman of the Board, President and Chief Executive Officer may deem necessary or desirable, who shall hold their offices for such terms and shall have such authority and perform such duties as shall be determined by the Chairman of the Board, President and Chief Executive Officer from time to time. Any Executive Vice President or Vice President designated by a resolution of the Board of Directors or by delegation of the Chairman of the Board, President and Chief Executive Officer shall have authority to sign contracts and any other documents as specifically authorized by the Board of Directors or the Chairman of the Board, President and Chief Executive Officer or which are within the ordinary course of the business of the Corporation.

     Section 4.2. NON-CORPORATE OFFICERS. The Chairman of the Board, President and Chief Executive Officer shall have authority to appoint from time to time officers of divisions, product groups or other segments of the Corporation's business for such terms, with such authority and at such salary as the Chairman of the Board, President and Chief Executive Officer in his sole discretion shall determine; provided, however, such appointed officer shall under no circumstances have authority to bind any other division, product group or other segment of the Corporation's business nor to bind the Corporation, except as to the normal and usual business affairs of the division, product group or other segment of the Corporation's business of which he is an officer. Such appointed officer, as such, shall not be construed as an officer of the Corporation.

     Section 4.3. SALARIES. The salaries of the officers elected pursuant to Section 4.1 above shall be determined by the Board of Directors. The salaries of all other officers and agents of the Corporation appointed by the Chairman of the Board, President and Chief Executive Officer shall be determined by the Board of Directors or the Chairman of the Board, President and Chief Executive Officer.

     Section 4.4. REMOVAL. Any officer elected by the Board of Directors and any officer or agent appointed by the Chairman of the Board, President and Chief Executive Officer, as the case may be, may be removed at any time by the Board of Directors or the Chairman of the Board, President and Chief Executive Officer, respectively, whenever in its or his judgment the best interests of the Corporation will be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed. Any vacancy occurring in any elected office of the Corporation shall be filled by the Board of Directors.

     Section 4.5. CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF EXECUTIVE OFFICER. The Chairman of the Board, President and Chief Executive Officer shall be the chief executive officer of the Corporation. The Chairman of the Board, President and Chief Executive Officer shall preside at all meetings of stockholders and of the Board and shall see that all orders and resolutions of the Board are carried into effect. Subject to the control of the Board, the Chairman of the Board, President and Chief Executive Officer shall have general supervision, control and management of the affairs and business of the Corporation. The Chairman of the Board, President and Chief Executive Officer and/or the Executive Vice President and Chief Financial Officer shall execute bonds, mortgages and other contracts requiring a seal, under the seal of the Corporation, except where required by law to be otherwise signed and executed and except where the signing and execution thereof shall be expressly delegated by the Board of Directors to some other officer or agent of the Corporation.

     Section 4.6. EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER. The Executive Vice President and Chief Financial Officer shall be the chief financial officer of the Corporation and shall be in charge of the financial, accounting, taxation, administration, personnel and public relations activities of the Corporation and shall be under the direction and report to the Chairman of the Board, President and Chief Executive Officer. He and/or the Chairman of the Board, President and Chief Executive Officer shall execute bonds, mortgages and other contracts requiring a seal, under the seal of the Corporation, except where required by law to be otherwise signed and executed and except where the signing and execution thereof shall be expressly delegated by the Board of Directors to some other officer or agent of the Corporation.

      Section 4.7. EXECUTIVE VICE PRESIDENT AND CHIEF OPERATING OFFICER, AEROSPACE. The Executive Vice President and Chief Operating Officer, Aerospace shall be the chief operating officer of the Corporation's aerospace businesses. He shall assist the Chairman of the Board, President and Chief Executive Officer in the general supervision, control and management of the affairs and business of the Corporation's aerospace businesses and the Corporation's government contracts and compliance activities.

     Section 4.8. EXECUTIVE VICE PRESIDENT AND CHIEF OPERATING OFFICER, INDUSTRIAL. The Executive Vice President and Chief Operating Officer, Industrial shall be the chief operating officer of the Corporation's industrial businesses. He shall assist the Chairman of the Board, President and Chief Executive Officer in the general supervision, control and management of the affairs and business of the Corporation's industrial businesses.

     Section 4.9. VICE PRESIDENT AND GENERAL COUNSEL. The Vice President and General Counsel shall be the chief legal officer of the Corporation, shall be responsible for all legal and environmental matters involving the Corporation and shall direct the Corporation's legal and environmental affairs staffs. He shall be under the direction of and report to the Chairman of the Board, President and Chief Executive Officer.

     Section 4.10. OTHER VICE PRESIDENTS. The other Vice Presidents shall perform such duties as may be prescribed by the Board of Directors or the Chairman of the Board, President and Chief
Executive Officer.

     Section 4.11. SECRETARY AND ASSISTANT SECRETARIES.
     (a) The Secretary shall attend all sessions of the Board of Directors and all meetings of the stockholders and record the minutes of all proceedings in a book to be kept for that purpose, and shall perform like duties for Committees of the Board when required. He shall give, or cause to be given, notice of all meetings of the stockholders and of the Board of Directors, and shall perform such other duties as may be prescribed by the Board of Directors or the Chairman of the Board, President and Chief Executive Officer. He shall keep in safe custody the seal of the Corporation, and affix the same to any instrument requiring it, and when affixed it shall be attested by his signature or by the signature of the Treasurer or an Assistant Secretary.
     (b) The Assistant Secretaries in the order of their seniority shall, in the absence or disability of the Secretary, perform the duties and exercise the powers of the Secretary, and shall perform such other duties as the Chairman of the Board, President and Chief Executive Officer shall prescribe.

     Section 4.12. TREASURER AND ASSISTANT TREASURERS.
     (a) The Treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the Corporation and shall deposit all money and other valuable effects in the name and to the credit of the Corporation, in such depositories as may be designated by the Board of Directors.
     (b) He shall disburse the funds of the Corporation when proper to do so, taking proper vouchers for such disbursements, and shall render to the Chairman of the Board, President and Chief Executive Officer and the Board of Directors, at the regular meetings of the Board, or whenever they may require it, an account of all his transactions as Treasurer and of the financial condition of the Corporation.
     (c) If required by the Board of Directors, he shall give the Corporation a bond in such sum, and with such surety or sureties as shall be satisfactory to the Board, for the faithful performance of the duties of his office, and for the restoration to the Corporation, in case of his death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the Corporation.
     (d) The Assistant Treasurers in the order of their seniority shall, in the absence or disability of the Treasurer, perform the duties and exercise the powers of the Treasurer and shall perform such other duties as the Board of Directors shall prescribe.

     Section 4.13. CONTROLLER AND ASSISTANT CONTROLLERS.
     (a) The Controller shall be the chief accounting officer of the Corporation and shall be responsible for the installation and supervision of all accounting records, including the preparation and interpretation of financial statements, the continuous audit of accounts and records, and such other duties usually incident to the office of Controller. He shall be under the direction of the Executive Vice President and Chief Financial Officer and shall, in addition to the foregoing duties, perform such other duties as may be assigned to him by the Board of Directors or the Executive Vice President and Chief Financial Officer.
     (b) The Assistant Controllers in the order of their seniority shall, in the absence or disability of the Controller, perform the duties and exercise the powers of the Controller and shall perform such other duties as the Board of Directors or the Executive Vice President and Chief Financial Officer shall prescribe.

     Section 4.14. TAX DIRECTOR. The Tax Director shall be responsible for the preparation and signing of all federal and state tax returns, consents, elections, closing agreements and all other documents related to the determination of any federal or state tax liability of the Corporation, and as such shall be under the direction of and report to the Treasurer.

                              ARTICLE V
                      SHARES AND THEIR TRANSFER

     Section 5.1. CERTIFICATES OF STOCK. Certificates for shares of stock of the Corporation shall be in such form as shall be approved by the Board, and during the period while more than one class of stock or more than one series of any class of the Corporation is authorized, the powers, designations, preferences and relative, participating, optional or other special rights of each class of stock or series thereof and the qualifications, limitations or restrictions of such preferences and/or rights shall be set forth in full or summarized on the face or back of the certificates which the Corporation shall issue to represent such class or series of stock, or else there shall appear on the certificates a statement that the Corporation shall furnish such information to a stockholder without charge if it be requested. They shall exhibit the holder's name and number of shares, and, with respect to each class of stock of the Corporation, or series thereof, if there be more than one class or series thereof, shall bear a distinguishing letter, and each class or series thereof, if any, shall be numbered serially and be issued in consecutive order. They shall bear the Corporate seal or a facsimile thereof and shall be signed by the Chairman of the Board, President and Chief Executive Officer, an Executive Vice President, or a Vice President, and by the Treasurer or an Assistant Treasurer, or the Secretary or an Assistant Secretary of the Corporation. If such certificate is countersigned (1) by a transfer agent other than the Corporation or its employee, or, (2) by a registrar other than the Corporation or its employee, any other signature on the certificate may be a facsimile. In case any officer, transfer agent, or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent, or registrar before such certificate is issued, it may be issued by the Corporation with same effect as if he were such officer, transfer agent, or registrar at the date of issue.

     Section 5.2. TRANSFER OF STOCK.  Upon surrender to the
Corporation or its transfer agent of a certificate representing shares, duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, a new certificate shall be issued to the person entitled thereto, and the old certificate canceled, and the transaction recorded upon the books of the Corporation.

     Section 5.3. LOST, STOLEN OR DESTROYED CERTIFICATES. Any person, claiming a certificate for shares of the Corporation to be lost, stolen or destroyed, shall make affidavit of the fact and lodge the same with the Secretary of the Corporation accompanied by a signed application for a new certificate. Such person shall also give the Corporation a bond of indemnity with one or more sureties satisfactory to the Board of Directors, and in an amount which in their judgment shall be sufficient to save the Corporation from loss, or shall qualify under such blanket bond as may from time to time be approved by the Board of Directors, and thereupon the proper officers may cause to be issued a new certificate of like tenor with the one alleged to be lost, stolen or destroyed.

     Section 5.4. RECORD DATE. In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the Board of Directors may fix, in advance, a record date, which shall not be more than sixty nor less than ten days before the date of such meeting, nor more than sixty days prior to any other action.

     Section 5.5. REGISTERED STOCKHOLDERS. The Corporation shall be entitled to treat the holder of record of any share or shares of stock as the holder in fact thereof and, accordingly, shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of Delaware.

     Section 5.6. TRANSFER AGENTS AND REGISTRARS.  The Board of
Directors may from time to time appoint a transfer agent and registrar in one or more cities; may require all certificates evidencing shares of stock of the Corporation to bear the signatures of a transfer agent and registrar; and may provide that such certificates shall be transferable in more than one city.

                             ARTICLE VI
              INDEMNIFICATION OF OFFICERS AND DIRECTORS

     The Corporation shall, to the fullest extent to which it is empowered to do so by the General Corporation Law of Delaware, or any other applicable laws, as from time to time in effect, indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director or officer of the Corporation or a division thereof, or is or was serving at the request of the Corporation as a director or officer of another corporation, partnership, joint venture, trust or other enterprise, against all expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding.

     The provisions of this Article shall be deemed to be a contract between the Corporation and each director or officer who serves in any such capacity at any time while this Article and the relevant provisions of the General Corporation Law of Delaware or other applicable law, if any, are in effect, and any repeal or modification of any such law or of this Article shall not affect any rights or obligations then existing with respect to any state of facts then or theretofore existing or any action, suit or proceeding theretofore or thereafter brought or threatened based in whole or in part upon any such state of facts.

     The Corporation shall, to the fullest extent to which it is empowered to do so by the General Corporation Law of Delaware, and with respect to the Employee Retirement Income Security Act of 1974, or any other applicable laws, as from time to time in effect, indemnify any officer, director or employee of the Corporation or an affiliated corporation, who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was serving at the request of the Corporation as an individual Trustee, Committee member, administrator or fiduciary of a pension or other benefit plan for employees of the Corporation, or of an affiliated corporation or other enterprise.

     Persons who are not covered by the foregoing provisions of this Article and who are or were employees or agents of the Corporation or a division thereof, or are or were serving at the request of the Corporation as employees or agents of another corporation, partnership, joint venture, trust or other enterprise, may be indemnified to the extent authorized at any time or from time to time by the Board of Directors of the Corporation.

     The indemnification provided or permitted by this Article shall not be deemed exclusive of any other rights to which those indemnified may be entitled by law or otherwise, and shall continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person.

      The Corporation shall have power to purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the Corporation would have the power to indemnify him against such liability under the provisions of this Article.

     The Corporation shall, to the fullest extent to which it is empowered to do so by the General Corporation Law of Delaware, or any other applicable laws, as from time to time in effect, pay expenses, including attorneys' fees, incurred in defending any action, suit or proceeding, in advance of the final disposition of such action, suit or proceeding, to any person who is or was a party or is threatened to be made a party to any such threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that such person is or was a director or officer of the Corporation, upon receipt of an undertaking by or on behalf of such person to repay such amount if it shall ultimately be determined that such person is not entitled to be indemnified by the Corporation as authorized by applicable laws.

                             ARTICLE VII
                      MISCELLANEOUS PROVISIONS

     Section 7.1. CHECKS, DRAFTS AND OTHER INSTRUMENTS; SECURITY VOTING AND PROXIES. All checks, drafts or other orders for the payment of money, notes or other evidences of indebtedness, issued in the name of the Corporation shall be signed by such officer or officers, or such other person or persons, as the Board of Directors may from time to time designate. In the absence of specific action by the Board of Directors, the Chairman of the Board, President and Chief Executive Officer or any Executive Vice President or Vice President shall have the authority to grant proxies to vote, or vote, on behalf of the Corporation the securities of other corporations, both domestic and foreign, held by the Corporation.

     Section 7.2. SEAL. The corporate seal of the Corporation shall be in such form as the Board of Directors may determine and shall include the name of the Corporation and the words "Corporate Seal, Delaware." The seal may be used by causing it, or a facsimile thereof, to be impressed or affixed or in any manner reproduced.

     Section 7.3. FISCAL YEAR. The fiscal year of the Corporation shall commence on the first day of January in each year and end on the following 31st day of December.

     Section 7.4. NOTICES. Notice by mail shall be deemed to have been given at the time the same shall be mailed. Notice by telegraph shall be deemed to have been given when the same shall have been delivered for prepaid transmission into the custody of a company ordinarily engaged in the transmission of such messages.

     Section 7.5. WAIVER OF NOTICE. Whenever any notice whatever is required to be given under the provisions of the laws of the State of Delaware or under the provisions of the Certificate of Incorporation or these By-Laws, a waiver thereof in writing, signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent thereto. Except as may be otherwise specifically provided by law, any waiver by mail, telegraph, cable or wireless bearing the name of the person entitled to notice shall be deemed a waiver in writing duly signed. The presence of any person at any meeting either in person or by proxy shall be deemed the equivalent of a waiver in writing duly signed, except where the person attends for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened.

     Section 7.6. DIVIDENDS. Dividends upon the capital stock of the Corporation, subject to the provisions of the Certificate of Incorporation, if any, may be declared by the Board at any regular or special meeting, pursuant to law. Dividends may be paid in cash, in property, or in shares of the capital stock, subject to the provisions of law and of the Certificate of Incorporation.

     Section 7.7. CREATION OF RESERVES. Before payment of any dividend or making any distribution of profits, there may be set aside out of any funds of the Corporation available for dividends such sum or sums as the Board from time to time, in its absolute discretion, may think proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the Corporation, or for such other purpose as the Board shall think conducive to the interest of the Corporation, and the Board may at any time modify or abolish any such reserve in the manner in which it was created.

     Section 7.8. AMENDMENTS. These By-Laws may be altered or repealed by the affirmative vote of the majority of the entire number of directors specified from time to time in the restated Certificate of Incorporation at any regular meeting of the Board or at any special meeting of the Board, if notice of the proposed alteration or repeal be contained in the notice of such special meeting; provided, however, that any provisions of these By-Laws resulting from such alteration or repeal shall at all times be in conformance with the Restated Certificate of Incorporation and the laws of the State of Delaware.

                          Exhibit (10) (a)
                        CONSULTING AGREEMENT
                        --------------------


            This Agreement is made as of the 15th day of April, 1997, by and between Sundstrand Corporation, a Delaware corporation (the "Company") and Don R. O'Hare ("Consultant").

            WHEREAS, Consultant is the Chairman of the Board of the Company;

            WHEREAS, Consultant's employment as Chairman of the Board will terminate effective as of the date of this Agreement, and the Board of Directors wishes him to remain as a consultant to assist the President and Chief Executive Officer, and Consultant is willing to render such services upon the terms and conditions set forth below.

            NOW, THEREFORE, in consideration of the premises and the mutual promises contained herein, and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties agree as follows:

      1. DUTIES. During the Consultation Period (as defined below), Consultant shall provide the Chairman, President and Chief Executive Officer of the Company with his best advice and assistance on such matters as the Chairman, President and Chief Executive Officer shall request, including relations with the Company's investors and identification and evaluation of potential acquisition candidates. The Company will not have the right to direct or supervise the manner in which Consultant performs services under this Consulting Agreement.

      2. TERM. The term of this Agreement shall commence on the date hereof and shall expire, subject to earlier termination as hereinafter provided, on April 14, 2000 (the "Consultation Period"). This Agreement may be extended or renewed upon mutual agreement of the parties.

      3. COMPENSATION. The Company shall pay Consultant the following, and Consultant shall accept the same, as compensation for the performance of his undertakings and the services to be rendered by him under this Agreement: An annual fee of $360,000, payable in installments to be paid not less often than biweekly.

      4. EMPLOYEE BENEFITS. Except as otherwise expressly provided herein, employee benefits enjoyed by the Consultant during his employment by the Company will be terminated, except to the extent that such benefits are available to directors of the Company or to other retired employees of the Company.

      5. EXPENSES. Upon submission of appropriate invoices or vouchers, the Company shall promptly pay or reimburse Consultant for all reasonable expenses incurred by Consultant during the Consultation Period in the performance of his duties hereunder.

      6. CONDITIONS OF CONSULTANT'S PERFORMANCE OF SERVICES. Throughout the Consultation Period, (a) the Company shall not require or assign projects to Consultant which would require him to move the location of his principal business office or his principal place of residence outside the City of Rockford or the County of Winnebago, Illinois (the "Rockford Area"), (b) the Company shall not require or assign projects to Consultant which would require him to spend more than forty-five (45) normal working days away from the Rockford Area during any consecutive twelve-month period, (c) the Company shall provide office, secretarial and administrative services, which shall be reasonably satisfactory to Consultant, to assist Consultant in the performance of his services under this Consulting Agreement.

      7. CONTINUATION OF FEES. If the Company shall fail to observe or perform any covenant or agreement contained in this Agreement to be observed or performed by the Company, then Consultant shall, until such time as the Consultation Period hereunder would otherwise terminate pursuant to the provisions of
Section 2 or Section 8, continue to receive all fees which the Company has hereinabove in Section 3 agreed to pay to and provide for Consultant, in each case in the amounts and at the times provided for in Section 3. The parties agree that, in such event, such payments shall be deemed to constitute liquidated damages for the Company's breach of this Agreement, and the Company agrees that Consultant shall not be required to mitigate his damages by seeking other employment or otherwise.

     8. TERMINATION. This Agreement shall terminate upon the following circumstances:

            (a) The date of death of Consultant during the Consultation Period; provided, however, that Consultant's estate, heirs and beneficiaries shall be entitled to receive the full amount of his fee for the month in which death occurs, and the Company shall have no further obligations to Consultant under this Agreement;

            (b) Following the conviction of Consultant of a felony, the date as of which Consultant's right to file an appeal after conviction has expired, or, if Consultant files an appeal after conviction, the date as of which the appellate court fails to reverse the conviction, and the Company shall pay Consultant his full fee through such date of termination and the Company shall have no further obligations to Consultant under this Agreement; or

            (c) The date as of which the Company elects to terminate this Agreement in accordance with
                    Section 12.

     9. COVENANT NOT TO COMPETE. Without the consent of the Company, Consultant shall not at any time during the Consultation Period undertake employment as an owner, director, officer, employee or consultant with any business entity directly engaged in the manufacture and/or sale of products competitive with any material product or product lines of the Company; provided, however, that Consultant shall not be deemed to have breached this undertaking if his sole relation with such entity consists of his holding, directly or indirectly, an equity interest in such entity not greater than two percent (2%) of such entity's outstanding equity interest. For purposes hereof, the term "material product or product line of the Company" shall mean any product or product line of the Company the gross sales of which during any calendar year during the five (5) year period preceding the Consultant's undertaking such employment were at least $50 million.

     10. DISCLOSURE OF CONFIDENTIAL INFORMATION. Without the consent of the Company, Consultant shall not at any time during the Consultation Period disclose to any other business entity confidential information concerning the Company or the Company's trade secrets of which Consultant has gained knowledge during his employment with, or consultation to, the Company.

     11. BUSINESS MATERIALS. All written materials, records and documents made by the Consultant or coming into his possession concerning the business or affairs of the Company or any of its affiliates shall be the sole property of the Company and its affiliates; and, upon the termination of the Consultation Period or upon the request of the Company at any time, the Consultant shall promptly deliver the same to the Company.

     12. BREACH OF SECTION 9 OR SECTION 10. In the event of a breach by Consultant of the provisions of Section 9 or Section 10 of this Agreement, the Company may terminate this Agreement under
Section 8(c), but only if the Company complies with the following provisions:

           (a) The Company shall provide Consultant with written notice of its belief that a breach of
                   Section 9 or Section 10 of this Agreement has occurred and shall afford Consultant sixty (60) days or such longer period as the Company may determine to cure the alleged breach.

           (b) In the event Consultant does not cure the breach, the Company shall be required to institute a judicial proceeding to determine whether a breach of Section 9 or Section 10 of this Agreement has occurred and Consultant has not cured such breach.

           (c) This Agreement may then be terminated only upon a judicial determination that Consultant has breached the provisions of Section 9 or
                   Section 10 and has failed to cure such breach; provided, however, that this Agreement may not be terminated until either all appellate proceedings have been exhausted or the time within which Consultant may appeal an adverse ruling has expired.

      13. LITIGATION EXPENSES. The Company shall pay to Consultant out-of-pocket expenses, including attorneys' fees, incurred by Consultant in connection with any claim or legal action or proceeding brought under or involving this Agreement, whether brought by Consultant or by or on behalf of the Company or by another party; provided, however, the Company shall not be obligated to pay to Consultant out-of-pocket expenses, including attorneys' fees, incurred by Consultant in any claim or legal action or proceeding involving Section 9 or Section 10 of this Agreement if Company prevails in such litigation.

      14. INDEPENDENT CONTRACTOR. Nothing contained herein shall constitute the Consultant an employee or agent of the Company, but the relationship of the Consultant to the Company shall be one of an independent contractor.

      15.   NOTICES.   Notices given pursuant to this Agreement
shall be in writing and shall be deemed given when received and if mailed shall be mailed by United States registered or certified mail, return receipt requested, addressee only, postage prepaid if to the Company, to the Board of Directors of Sundstrand Corporation,
Attention: Vice President and General Counsel and Secretary, P.O. Box 7003, 4949 Harrison Avenue, Rockford, Illinois 61125, or if to Consultant, at 2939 Imperial Oaks, Rockford, Illinois 61111, or to such other address as either party may have previously designated by notice to the other party given in the foregoing manner.

      16. SUCCESSORS. This Agreement may not be assigned by the Company, and the obligations of the Company provided for in this Agreement shall be binding legal obligations of any successor to the Company by purchase, merger, consolidation or otherwise. This Agreement may not be assigned by Consultant during his life and, upon his death, will be binding upon and inure to the benefit of his heirs, legatees and the legal representatives of his estate.

      17. WAIVER, MODIFICATION AND INTERPRETATION. No provisions of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in a writing signed by Consultant and an appropriate officer of the Company empowered to sign same by the Board. No waiver by either party at any time of any breach by the other party of, or compliance with, any condition or provision of this Agreement to be performed by the other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same time or at any prior subsequent time. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of Illinois. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

      18. HEADINGS. The headings contained herein are for reference purposes only and shall not in any way affect the meaning or interpretation of any provision of this Agreement.

            IN WITNESS WHEREFORE, the parties hereto have executed this Agreement on the day and year first written above.


                                SUNDSTRAND CORPORATION
                                By:  /s/ Richard M. Schilling
                                     -----------------------------
                                     Vice President and General
                                     Counsel and Secretary


                                By:  /s/ Don R. O'Hare
                                     -----------------------------
                                     Consultant

                         Exhibit (11)(a)

   Computation of Fully Diluted Earnings Per Share (Unaudited)




                                                           Quarter Ended
                                                             March 31,
                                                        ------------------
(Amounts in millions except per share data)                1997      1996
--------------------------------------------------------------------------
Earnings

  Net earnings                                           $    35   $    26
                                                         =======   =======
--------------------------------------------------------------------------

Shares

  Weighted-average number of common shares outstanding      60.2      61.6

  Additional shares assuming conversion of stock options     0.5       0.5
                                                         -------   -------

  Pro forma shares                                          60.7      62.1
                                                         =======   =======
--------------------------------------------------------------------------

Fully diluted earnings per share

  Net earnings                                           $   .58   $   .42
                                                         =======   =======