Form 10-Q
period 1997-06-30
SUNDSTRAND CORP /DE/
filed 1997-07-29
CIK 95395

                           FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1997

                               OR

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _________ to _________.

                 Commission file number 1-5358

                     Sundstrand Corporation
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

          Delaware                               36-1840610
-------------------------------             --------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

 4949 Harrison Avenue, P.O. Box 7003, Rockford, IL  61125-7003
 -------------------------------------------------------------
     (Address of principal executive offices and zip code)

                       (815) 226-6000
         -----------------------------------------------
      (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes    X       No
                                    -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                        Outstanding at July 25, 1997
---------------------------------          ----------------------------
Common Stock, par value $.50 per share               59,903,612

                     SUNDSTRAND CORPORATION

                           FORM 10-Q

              For the Quarter Ended June 30, 1997


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

                   PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.
Sundstrand Corporation and Subsidiaries
Condensed Consolidated Statement of Earnings (Unaudited)

                                      Three Months             Six Months
                                     Ended June 30,           Ended June 30,
(Amounts in millions except     -----------------------   ---------------------
 per share data)                    1997       1996          1997       1996
-------------------------------------------------------------------------------
Net sales                          $   440    $   371       $   829    $   739

Costs, expenses, and other income:
 Costs of products sold                291        243           548        484
 Marketing and administration           75         77           147        156
 Restructuring charge                    -         (8)            -         (8)
 Interest expense                        7          8            15         15
 Interest income                        (1)        (2)           (3)        (3)
 Other, net                              1          -             -          -
                                   -------    -------       -------    -------
                                       373        318           707        644
                                   -------    -------       -------    -------

Earnings before income taxes            67         53           122         95

Less income taxes                       24         19            44         35
                                   -------    -------       -------    -------

Net earnings                       $    43    $    34       $    78    $    60
                                   =======    =======       =======    =======


Weighted-average number of common
  shares outstanding                  60.1       61.4          60.1       61.4


Earnings per share                 $   .71    $   .56       $  1.29    $   .98
                                   =======    =======       =======    =======

Cash dividends per common share    $   .17    $   .17       $   .34    $   .34
                                   =======    =======       =======    =======

Sundstrand Corporation and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                             -----------------
(Amounts in millions)                                         1997       1996
------------------------------------------------------------------------------
Cash flow from operating activities:
  Net earnings                                               $  78      $  60
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation and amortization                              37         36
     Deferred income taxes                                      (3)         3
     Change in operating assets and liabilities excluding
       the effects of acquisitions and divestitures:
         Accounts receivable                                   (14)         2
         Inventory                                             (34)       (19)
         Other assets                                           (1)        (2)
         Accounts payable                                       16         (8)
         Accrued expenses                                       (1)       (11)
     Other                                                      (2)        (1)
                                                             -----      -----
       Total adjustments                                        (2)         -
                                                             -----      -----
NET CASH PROVIDED BY OPERATING ACTIVITIES                       76         60
                                                             -----      -----

Cash flow from investing activities:
  Cash paid for property, plant, and equipment                 (53)       (30)
  Cash paid for acquisitions, net of cash acquired              (5)         -
  Other investing activities                                     6          4
                                                             -----      -----
NET CASH USED FOR INVESTING ACTIVITIES                         (52)       (26)
                                                             -----      -----

Cash flow from financing activities:
  Net issuance of/(payments on) borrowings supported
    by lines of credit                                          27        (10)
  Principal payments on long-term debt                          (1)        (1)
  Purchase of treasury stock                                   (30)       (30)
  Proceeds from stock options exercised                          4          1
  Dividends paid                                               (20)       (21)
                                                             -----      -----
NET CASH USED FOR FINANCING ACTIVITIES                         (20)       (61)
                                                             -----      -----

Effect of exchange rate changes on cash                          4          2
                                                             -----      -----
  Increase (decrease) in cash and cash equivalents               8        (25)
  Cash and cash equivalents at January 1                        18         75
                                                             -----      -----
CASH AND CASH EQUIVALENTS AT JUNE 30                         $  26      $  50
                                                             =====      =====

Supplemental cash flow information:
  Interest paid                                              $  15      $  15
  Income taxes paid                                          $  51      $  35

Sundstrand Corporation and Subsidiaries
Condensed Consolidated Balance Sheet (Unaudited)


                                                     June 30,   December 31,
(Amounts in millions)                                   1997           1996
------------------------------------------------------------------------------
Assets

Current Assets
 Cash and cash equivalents                            $   26        $   18
 Accounts receivable, net                                324           313
 Inventories, net of progress payments                   412           378
 Deferred income taxes                                    55            53
 Other current assets                                     13            10
                                                      ------        ------

    Total current assets                                 830           772

Property, Plant, and Equipment, net                      443           427
Intangible Assets, net                                   266           273
Deferred Income Taxes                                     79            78
Other Assets                                              44            45
                                                      ------        ------

                                                      $1,662        $1,595
                                                      ======        ======


Liabilities and Shareholders' Equity

Current Liabilities
 Notes payable                                        $  145        $  118
 Long-term debt due within one year                        3             4
 Accounts payable                                        118           104
 Accrued salaries, wages, and commissions                 27            25
 Accrued postretirement benefits other than pensions      18            18
    Restructuring liability                               14            20
 Other accrued liabilities                                97           108
                                                      ------        ------

    Total current liabilities                            422           397

Long-Term Debt                                           222           222
Accrued Postretirement Benefits Other Than Pensions      373           367
Other Liabilities                                        101            96

Shareholders' Equity
 Common stock, at par value                               38            38
 Other shareholders' equity                              506           475
                                                      ------        ------
                                                         544           513
                                                      ------        ------

                                                      $1,662        $1,595
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

Notes to Condensed Consolidated Financial Statements
(Unaudited)

ACCOUNTING POLICIES
The financial statements are condensed and should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1996.

PRINCIPLES OF CONSOLIDATION provide for the inclusion of the accounts of Sundstrand Corporation and all subsidiaries. All intercompany transactions are eliminated in consolidation.

CASH EQUIVALENTS are considered by the Registrant to be all highly liquid debt instruments purchased with original maturities of three months or less.

INVENTORIES
The components of inventories at June 30, 1997, and December 31,
1996, were as follows:

                                            June 30,       December 31,
(Amounts in millions)                           1997               1996
------------------------------------------------------------------------
Raw materials                               $     54           $     45
Work in process                                  140                151
Finished goods and parts                         234                199
                                            --------           --------
                                                 428                395
Less progress payments                            16                 17
                                            --------           --------
                                            $    412           $    378
                                            ========           ========

Prior to the application of progress payments, the inventories shown above included costs related to long-term contracts of $46 million and $65 million, at June 30, 1997, and December 31, 1996, respectively.

RESTRUCTURING
In December 1996, the Registrant initiated a restructuring plan related primarily to the operations of Sullair Europe S.A. which resulted in a pretax charge of $32 million. The restructuring was undertaken as a result of continuing losses at these operations, weakness in the European economy, and significant competitive pressures in the European markets. The charge included $11 million in termination benefits for approximately 140 employees, primarily consisting of workers at Sullair Europe's St. Priest, France, facility. The charge also included $14 million for the partial write-down of assets of Sullair Europe and $7 million primarily for disposition of the St. Priest facility and professional fees. Operations currently at the St. Priest facility will be transferred to other plant sites in Europe and the United States. The shutdown of the St. Priest facility and termination or transfer of the employees is expected to be completed in 1997, and it is anticipated that the sale of the facility will be completed by the end of 1999.

 Since the charge was recorded in 1996, approximately $3 million has been paid and charged against the restructuring liability, including costs to terminate 35 employees. Additionally, restructuring related period costs of $1 million have been incurred to date during 1997.
 During 1995, the Registrant's Board of Directors approved a restructuring plan which resulted in a pretax charge of $58 million. The charge was taken to reduce excess Aerospace manufacturing capacity caused by reductions in manufacturing volume and increases in manufacturing productivity, and to write down the assets of the Industrial segment's Spectronic Instruments business (Spectronic) and the Aerospace segment's Advanced Power Technology, Inc. (APT) in anticipation of their divestiture. The charge included $24 million in termination benefits, including recognition of certain long-term retirement benefits, for approximately 350 employees, primarily consisting of workers at the Registrant's Lima, Ohio, facility. Also included in the charge was $29 million for the write-down of the assets of the Lima facility, Spectronic, and APT, as well as $5 million for disposition of the Lima facility. The shutdown of the Lima facility was completed during 1996. The disposition of the Lima facility is expected to be completed in 1997 and the sales of Spectronic and a majority interest in APT were completed in the third quarter of 1995.
 Since the 1995 restructuring charge was recorded, approximately $9 million has been paid and charged against the restructuring liability, including costs to terminate 360 employees.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The financial information for the quarter ended June 30, 1997, as compared to the financial information for the quarter ended June 30, 1996, and the balance sheet at December 31, 1996, is discussed below, and should be read in conjunction with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and the financial data as presented in Item 1 above.


RESULTS OF OPERATIONS
Second quarter sales increased by $69 million to $440 million in 1997 from $371 million in 1996. The increase was due primarily to higher shipments to Aerospace commercial OEM and aftermarket customers.
Each of the Industrial businesses and Aerospace military business also contributed to the increase.

Net earnings in the second quarter of 1997 were $43 million, or $.71 per share, compared with $34 million, or $.56 per share in 1996. Net earnings in 1996 included a $5 million after tax gain for the curtailment of pension and other postretirement benefits related to the shutdown of the Lima, Ohio, plant and approximately $3 million after taxes of restructuring-related period expenses which were recognized as incurred in the second quarter of 1996. Excluding restructuring related items, net earnings in the second quarter of 1997 were $43 million, or $.72 per share, compared with $32 million, or $.53 per share in 1996. The earnings increase was primarily attributable to the higher sales activity.

Sales for the first six months of 1997 were $829 million, a $90 million increase from sales of $739 million in the first six months of 1996. The increase was due primarily to higher shipments to Aerospace commercial OEM and aftermarket customers. Industrial segment sales in the first six months of 1997 were essentially flat compared with 1996.

Net earnings in the first half of 1997 were $78 million, or $1.29 per share, compared with $60 million, or $.98 per share, in the first half of 1996. Excluding restructuring related costs and gains, net earnings in the first half of 1997 were $78 million, or $1.30 per share, compared with $61 million, or $1.00 per share, in the first half of 1996. The year-over-year increase stems from higher Aerospace operating profit generated from the increased commercial sales.

ORDERS
Incoming orders for second quarter 1997 increased to $574 million compared with $427 million in the second quarter of 1996, primarily as a result of higher Aerospace commercial OEM orders. New orders for the six months ended June 30, 1997, were $992 million, an increase of $202 million from $790 million for the same period last year. The increase is due to higher orders for Aerospace commercial products. Total unfilled orders at June 30, 1997, were $1,130 million, compared with $982 million at June 30, 1996, and $967 million at December 31, 1996.

AEROSPACE OVERVIEW (EXCLUDING RESTRUCTURING CHARGES)
Second quarter sales for the Aerospace segment were $243 million, an increase of $60 million or 33 percent from the second quarter of 1996 as a result of double digit percentage increases in both commercial and military sales. Operating profit increased $15 million or 52 percent to $44 million and operating profit margins increased to 18.1 percent from 15.8 percent during the second quarter of 1997 compared with the second quarter of 1996.

Orders in the second quarter were $388 million, an increase of $150 million or 63 percent compared with the second quarter of 1996 due to significantly higher commercial OEM orders.

INDUSTRIAL OVERVIEW (EXCLUDING RESTRUCTURING CHARGES)
Second quarter 1997 sales for the Industrial segment were $197 million, an increase of $9 million or 5 percent compared with the second quarter of 1996. Operating profit was $34 million, an increase of $3 million or 10 percent from the second quarter 1996. Operating margins rose to 17.3 percent from 16.5 percent in the second quarter of 1996.

Orders in the second quarter were $186 million, a decrease of $3 million or 2 percent when compared with the second quarter of 1996.

LIQUIDITY & CAPITAL RESOURCES
Working capital increased to $408 million at June 30, 1997, from $375 million at December 31, 1996. Higher inventories partially offset by higher notes payable were primarily responsible for the increase. Inventory increased in response to the increased sales and order activity, primarily in the Aerospace segment.

Net cash provided by operating activities for the first half of 1997 was $76 million compared with $60 million for the first six months of 1996. The increase was due primarily to the improved earnings in the period. Net cash flow related to changes in operating assets and liabilities did not fluctuate significantly year over year.

In the first six months of 1997 and 1996 the Registrant used cash of $52 million and $26 million, respectively, for investing activities, primarily for the purchase of fixed assets. In the first half of 1997, $20 million of cash was used for financing activities, which consisted primarily of cash used to pay dividends and repurchase common stock, partially offset by commercial paper borrowings. In the first six months of 1996, $61 million of cash was used for financing activities, primarily common stock repurchases, dividends payments, and payments on commercial paper borrowings.

The Registrant repurchased 179,900 shares of its common stock during the second quarter and an additional 14,000 shares, through July 18, 1997, bringing the total shares repurchased in 1997 to 639,112. Through July 18, 1997, the Registrant has purchased a total of approximately 14 million shares of the 20 million shares authorized for repurchase by the Board of Directors.

On June 17, 1997, the Board of Directors declared a quarterly cash dividend of $.17 per common share payable on September 16, 1997, to holders of record on September 2, 1997.

At June 30, 1997, the Registrant's ratio of total debt to total capital was 40.5 percent compared with 40.1 percent at December 31, 1996.

OUTLOOK
The following discussion contains forward-looking information which is subject to market risks and opportunities that could have a material impact on the Registrant's actual results and, accordingly, should be considered in conjunction with the cautionary language set forth in the Registrant's report on Form 8-K filed on February 13, 1997.

The Registrant's outlook for 1997 is for sales growth of approximately 15 percent, and, because of strong results during the first six months of 1997, the Registrant is raising its earnings per share forecast for 1997 to a range of $2.75 to $2.95, excluding the impact of restructuring charges and any future share repurchases.

The Registrant expects overall Aerospace sales growth to be about 25 percent in 1997, with commercial OEM growth of approximately 45 percent. Commercial aftermarket should grow by about 15 percent, and military sales are projected to increase by approximately 20 percent. This should generate an operating profit margin in the 18 percent range, which includes the 2.5 percentage dilutive impacts of our 1996 acquisitions and our 1997 strategic initiatives. Early indications point to continued growth in Aerospace revenues in 1998, but at lower growth rates than 1997.

With the lower orders experienced during the second quarter, and the continued strength of the U.S. dollar, the Registrant expects
Industrial revenue growth to be up only slightly for 1997, with operating profit margins in the 16 percent range.

                    PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Registrant has disclosed various legal proceedings in its Annual Report on Form 10-K for the fiscal year ended December 31, 1996. As set forth under the heading "Income Tax Issues" in Part I, Item 2 of the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1997 an issue with the Internal Revenue Service has been resolved. Except as noted above, there have been no material changes in those proceedings or other material legal developments since that time.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a)  The Annual Meeting of Stockholders of Sundstrand
              Corporation was held on April 15, 1997.

         (c) Stockholders voted on the election of one director for a term of three years, on the adoption of a proposed Sundstrand Corporation Officer Performance Compensation Plan, and on proposed amendments to the Sundstrand Corporation Stock Incentive Plan. Results of said votes were as follows:

       i)  Director        Name                   For           Withheld
                           ----                   ---           --------

                           Charles Marshall    51,070,052        978,959


                                      For           Against      Withheld
                                      ---           -------      --------

       ii) Adoption of Sundstrand     50,291,845    1,338,228    250,475
           Corporation Officer
           Performance Compensation
           Plan

                                      For           Against      Withheld
                                      ---           -------      --------

       ii) Amendment of Sundstrand    38,845,024    8,922,994    204,825
           Corporation Stock
           Incentive Plan

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

              (11)  Statement Re Computation of Per Share Earnings

                    (a) Computation of Fully Diluted Earnings Per Share
                        (Unaudited) for the quarters ended June 30, 1997 and 1996, and for the six months ended June 30, 1997 and 1996.

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


                                             Sundstrand Corporation
                                        -----------------------------
                                                  (Registrant)



Date: July 29, 1997                       /s/ Richard M. Schilling
                                        -----------------------------
                                              Richard M. Schilling
                                          Vice President and General
                                              Counsel and Secretary



Date: July 29, 1997                        /s/ DeWayne J. Fellows
                                        -----------------------------
                                               DeWayne J. Fellows
                                        Vice President and Controller

                         Exhibit (11)(a)

   Computation of Fully Diluted Earnings Per Share (Unaudited)

                                               Quarter Ended      Six Months
                                                 June 30,        Ended June 30,
                                             ----------------   ----------------
(Amounts in millions except per share data)   1997      1996     1997     1996
--------------------------------------------------------------------------------
Earnings

 Net earnings                                $  43     $  34    $  78    $  60
                                             =====     =====    =====    =====


--------------------------------------------------------------------------------
Shares
 Weighted-average number of common shares
  outstanding                                 60.1      61.4     60.1     61.4
 Additional shares assuming conversion
  of stock options                              .7        .5       .7       .5
                                             -----     -----    -----    -----

Fully diluted shares                          60.8      61.9     60.8     61.9
                                             =====     =====    =====    =====

--------------------------------------------------------------------------------

Fully diluted earnings per share

Net earnings                                 $ .70     $ .55    $1.28    $ .97
                                             =====     =====    =====    =====