Form 10-Q
period 1997-09-30
SUNDSTRAND CORP /DE/
filed 1997-10-28
CIK 95395

                          FORM 10-Q
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1997

                             OR

   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to ________.

               Commission file number 1-5358

                   Sundstrand Corporation
   ------------------------------------------------------
   (Exact name of registrant as specified in its charter)

             Delaware                           36-1840610
-------------------------------             ------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)

 4949 Harrison Avenue, P.O. Box 7003, Rockford, IL  61125-7003
 -------------------------------------------------------------
     (Address of principal executive offices and Zip code)

                       (815) 226-6000
                ----------------------------
   (Registrant's telephone number, including area code)

                    __________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         Yes  X    No
                                             ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                    Outstanding at October 23, 1997
-----------------------------       -------------------------------
Common Stock, par value $.50                   59,482,691
per share

                  SUNDSTRAND CORPORATION

                         FORM 10-Q

         For the Quarter Ended September 30, 1997


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

                   PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.
Sundstrand Corporation and Subsidiaries
Condensed Consolidated Statement of Earnings (Unaudited)

                                      Three Months           Nine Months
(Amounts in millions except        Ended September 30,    Ended September 30,
per share data)                   ---------------------   -------------------
                                    1997         1996       1997        1996
-----------------------------------------------------------------------------
Net sales                          $   433      $   371    $ 1,262     $ 1,110

Costs, expenses, and other income:
 Costs of products sold                282          241        830         725
 Marketing and administration           57           70        204         226
 Restructuring charge, net               -            -          -         (8)
 Interest expense                        7            7         22          22
 Interest income                       (1)          (1)        (4)         (4)
 Other, net                              2            -          2           -
                                   -------      -------    -------     -------
                                       347          317      1,054         961
                                   -------      -------    -------     -------

Earnings before income taxes            86           54        208         149

Less income taxes                       31           20         75          55
                                   -------      -------    -------     -------

Net earnings                       $    55      $    34    $   133     $    94
                                   =======      =======    =======     =======

Weighted-average number of common
shares outstanding                    60.0         61.1       60.0        61.1


Earnings per share                 $   .92      $   .57    $  2.21     $  1.55
                                   =======      =======    =======     =======

Cash dividends per common share    $   .17      $   .17    $   .51     $   .51
                                   =======      =======    =======     =======

Sundstrand Corporation and Subsidiaries
Condensed Consolidated Statement of Cash Flows (Unaudited)

                                                      Nine Months Ended
                                                        September 30,
                                                   ----------------------
(Amounts in millions)                                1997        1996
-------------------------------------------------------------------------
Cash flow from operating activities:
  Net earnings                                       $ 133       $  94
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation and amortization                      56          55
     Deferred income taxes                              15          10
     Settlement of losses on long-term contracts         7           -
     Change in operating assets and liabilities
       excluding the effects of acquisitions and
       divestitures:
Accounts receivable                                   (15)        (10)
         Inventories                                  (58)        (29)
         Other assets                                    -         (6)
         Accounts payable                               13         (7)
         Accrued expenses                              (1)        (11)
     Other                                             (4)         (4)
                                                     -----       -----
       Total adjustments                                13         (2)
                                                     -----       -----
NET CASH PROVIDED BY OPERATING ACTIVITIES              146          92
                                                     -----       -----

Cash flow from investing activities:
  Cash paid for property, plant, and equipment        (74)        (46)
  Proceeds from sale of assets                          10           2
  Cash paid for business acquisitions                 (15)        (10)
  Investment in IRB trust                                1           4
                                                     -----       -----
NET CASH USED FOR INVESTING ACTIVITIES                (78)        (50)
                                                     -----       -----

Cash flow from financing activities:
  Net payments on borrowings supported by lines
    of credit                                          (4)         (2)
  Principal payments on long-term debt                 (2)         (2)
  Purchase of treasury stock                          (42)        (36)
  Proceeds from stock options exercised                  5           2
  Dividends paid                                      (31)        (31)
                                                     -----       -----
NET CASH USED FOR FINANCING ACTIVITIES                (74)        (69)
                                                     -----       -----

Effect of exchange rate changes on cash                  5           2
                                                     -----       -----
  Decrease in cash and cash equivalents                (1)        (25)
  Cash and cash equivalents at January 1                18          75
                                                     -----       -----
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30            $  17       $  50
                                                     =====       =====

Supplemental cash flow information:
  Interest paid                                      $  17       $  18
  Income taxes paid                                  $  65       $  45

Sundstrand Corporation and Subsidiaries
Condensed Consolidated Balance Sheet (Unaudited)


                                                 September 30,   December 31,
(Amounts in millions)                                1997            1996
-----------------------------------------------------------------------------
Assets

Current Assets
 Cash and cash equivalents                          $    17         $    18
 Accounts receivable, net                               326             313
 Inventories, net of progress payments                  444             378
 Deferred income taxes                                   60              53
Other current assets                                     11              10
                                                    -------         -------

    Total current assets                                858             772

Property, Plant, and Equipment, net                     444             427
Intangible Assets, net                                  270             273
Deferred Income Taxes                                    57              78
Other Assets                                             46              45
                                                    -------         -------

                                                    $ 1,675         $ 1,595
                                                    =======         =======

Liabilities and Shareholders' Equity

Current Liabilities
 Notes payable                                      $   114         $   118
 Long-term debt due within one year                       2               4
 Accounts payable                                       114             104
 Accrued salaries, wages, and commissions                29              25
 Accrued postretirement benefits other than pensions     18              18
 Restructuring liability                                  8              20
 Other accrued liabilities                              128             108
                                                    -------         -------

    Total current liabilities                           413             397

Long-Term Debt                                          222             222
Accrued Postretirement Benefits Other Than Pensions     359             367
Other Liabilities                                       107              96

Shareholders' Equity
 Common stock, at par value                              38              38
 Other shareholders' equity                             536             475
                                                    -------         -------
                                                        574             513
                                                    -------         -------

                                                    $ 1,675         $ 1,595
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

INVENTORIES
The components of inventories at September 30, 1997, and December
31, 1996, were as follows:

                                            September 30,   December 31,
(Amounts in millions)                               1997           1996
------------------------------------------------------------------------
Raw materials....................................$    58        $    45
Work in process..................................    162            151
Finished goods and parts.........................    240            199
                                                 -------        -------
  Inventories before progress payments...........    460            395
Less progress payments...........................     16             17
                                                 -------        -------
  Inventories, net of progress payments..........$   444        $   378
                                                 =======        =======

Inventories before progress payments include costs related to long term contracts of $79 million and $65 million, at September 30, 1997, and December 31, 1996, respectively.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
On September 24, 1997, the Registrant amended its Retiree Health Insurance Plans to modify the period in which the service requirements could be fulfilled. As a result of this amendment, the Registrant recognized a pretax, one-time postretirement curtailment gain of $15 million in the third quarter. The gain is included in marketing and administration expense in the Condensed Consolidated Statement of Earnings.

RESTRUCTURING
In December 1996, the Registrant initiated a restructuring plan related primarily to the operations of Sullair Europe S.A. which resulted in a pretax charge of $32 million. The restructuring was undertaken as a result of continuing losses at these operations, weakness in the European economy, and significant competitive pressures in the European markets. The charge included $11 million in termination benefits for approximately 140 employees, primarily consisting of workers at Sullair Europe's St. Priest, France, facility. The charge also included $14 million for the partial writedown of assets of Sullair Europe and $7 million primarily for disposition of the St. Priest facility and professional fees. Operations previously at the St. Priest facility were transferred to other plant sites in Europe and the United States. The termination of the remaining employees is expected to be completed by the end of 1997, and it is anticipated that the sale of the St. Priest facility will be completed by the end of 1999.

Since the charge was recorded in 1996, approximately $6 million has been paid and charged against the restructuring liability, including costs to terminate 118 employees. Additionally, restructuring related period costs of $2 million have been incurred to date during 1997.

During 1995, the Registrant's Board of Directors approved a restructuring plan which resulted in a pretax charge of $58 million. The charge was taken to reduce excess Aerospace manufacturing capacity caused by reductions in manufacturing volume and increases in manufacturing productivity, and to write down the assets of the Industrial segment's Spectronic Instruments business (Spectronic) and the Aerospace segment's Advanced Power Technology, Inc. (APT) in anticipation of their divestiture. The charge included $24 million in termination benefits, including recognition of certain long-term retirement benefits, for approximately 350 employees, primarily consisting of workers at the Registrant's Lima, Ohio, facility.
Also included in the charge was $29 million for the write-down of the assets of the Lima facility, Spectronic, and APT, as well as $5 million for disposition of the Lima facility. The shutdown of the Lima facility was completed during 1996. The disposition of the Lima facility is expected to be completed in 1997 or the first quarter of 1998 and the sales of Spectronic and a majority interest in APT were completed in the third quarter of 1995.

Since the 1995 restructuring charge was recorded, approximately $9 million has been paid and charged against the restructuring liability, including costs to terminate 360 employees.

ENVIRONMENTAL MATTERS
Under the Superfund laws, the Registrant participates as a potentially responsible party (PRP) in a number of sites where environmental remediation is being or will be conducted. One of the Superfund sites relates to a regional area of groundwater contamination, much of which is located in a highly industrialized area and involves multiple sources. The Registrant is alleged to be linked to the site as one of the possible sources. As previously disclosed by the Registrant, the Department of Justice and the City of Rockford, Illinois, have been seeking a global solution to the site. Both parties had agreed to this proposed solution, subject to the City being able to create the required special taxing district. In September 1997, the special taxing district was voted down. The Registrant has continued to work with the Department of Justice, the City of Rockford and other identified PRPs to find an alternative solution. The Registrant believes that the reserve remains adequate, and that no adjustment to the reserve is required at this time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


The financial information for the quarter ended September 30, 1997, as compared with the financial information for the quarter ended September 30, 1996, and the balance sheet at December 31, 1996, is discussed below, and should be read in conjunction with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and the financial data as presented in Item 1 above.


RESULTS OF OPERATIONS
Third quarter 1997 sales increased by $62 million or 17 percent, to $433 million, compared with third quarter 1996 sales of $371 million. Third quarter 1997 Aerospace segment sales of $252 million were up $56 million compared with third quarter 1996 as a result of higher commercial and military shipments. Third quarter 1997 Industrial segment sales of $181 million were $6 million higher than third quarter 1996 primarily as a result of higher shipments at Falk and Sullair.

On September 24, 1997, the Registrant amended its Retiree Health
Insurance Plans, modifying the period in which service requirements could be fulfilled. This resulted in a one-time, pretax curtailment gain of $15 million or $.15 per share, after tax, which reduced marketing and administration expenses for the third quarter.

Third quarter 1997 net earnings were $55 million, or $.92 per share, compared with third quarter 1996 net earnings of $34 million, or $.57 per share. Excluding restructuring related items and the one-time curtailment gain, third quarter net earnings were $47 million, or $.78 per share, in 1997 and $36 million, or $.59 per share, in 1996. The year-over-year increase is primarily a result of higher Aerospace operating profit generated from the increased commercial sales. Earnings per share also benefited from the effects of the share repurchase program.

Sales for the first nine months of 1997 were $1,262 million, an increase of $152 million, from sales of $1,110 million for the same 1996 period. Aerospace segment sales increased by $151 million to $707 million in the first nine months of 1997 from $556 million in the same 1996 period. The majority of the increase was due to higher shipments to commercial customers. Industrial segment sales of $555 million in the first nine months of 1997 were flat compared with sales of $554 million in the same 1996 period.

Net earnings were $133 million, or $2.21 per share, for the first nine months of 1997 compared with $94 million, or $1.55 per share, in the first nine months of 1996. Excluding restructuring charges and the one-time curtailment gain, net income was $125 million, or $2.08 per share, and $97 million, or $1.59 per share, for the first nine months of 1997 and 1996, respectively. The increase is due primarily to higher Aerospace operating profit resulting from the increase in sales to commercial customers. Earnings per share also benefited from the effects of the share repurchase program.

ORDERS
Third quarter 1997 incoming orders were $405 million compared with third quarter 1996 incoming orders of $387 million. The $18 million increase was primarily in the Aerospace commercial OEM markets. New orders for the first nine months of 1997 were $1,397 million compared with new orders of $1,177 million for the same period of 1996. The increase is due to higher order levels for Aerospace commercial products. Total unfilled orders on September 30, 1997, were $1,102 million, up from $998 million on September 30, 1996, and $967 million on December 31, 1996.

AEROSPACE OVERVIEW (EXCLUDING RESTRUCTURING CHARGES AND CERTAILMENT
GAIN)
Third quarter sales for the Aerospace segment were $252 million, an increase of $56 million or 29 percent from the third quarter of 1996 as a result of double digit percentage increases in both commercial and military sales. As a result of the higher sales, operating profit increased $14 million or 36 percent to $53 million and operating profit margins increased to 21.0 percent during the third quarter of 1997 from 19.9 percent achieved during the third quarter of 1996.

Orders in the third quarter were $226 million, an increase of $15 million or 7 percent compared with the third quarter of 1996 due to another strong quarter of orders from commercial customers in both the Aerospace OEM and aftermarket businesses.

INDUSTRIAL OVERVIEW (EXCLUDING RESTRUCTURING CHARGES AND
CURTAILMENT GAIN)
Third quarter 1997 sales for the Industrial segment were $181 million, an increase of $6 million or 3 percent compared with the third quarter of 1996. Operating profit was $29 million, an increase of $1 million or 4 percent from the third quarter of 1996. Operating margins were flat at 16.0 percent when compared to the third quarter of 1996.

Orders in the third quarter were $179 million, an increase of $3 million or 2 percent when compared with the third quarter of 1996.

LIQUIDITY & CAPITAL RESOURCES
Working capital was $445 million at September 30, 1997, compared with $375 million at December 31, 1996. The increase was due primarily to higher inventories and accounts receivable which resulted from higher sales and order activity; partially offset by increases in accounts payable and other accrued liabilities. A variety of factors including warranty accrual, reserve for loss contracts and accrued interest contributed to the increase in other accrued liabilities.

Net cash provided by operating activities increased to $146 million for the first nine months of 1997 from $92 million for the first nine months of 1996. The year over year increase in operating cash flow was due primarily to the improved earnings in the period. Net cash flow related to changes in operating assets and liabilities did not fluctuate significantly year over year.

In the nine months ended September 30, 1997 and 1996, the Registrant used $78 million and $50 million of cash, respectively, for investing activities, primarily for the purchase of fixed assets. Cash used for financing activities, primarily to repurchase common stock and pay dividends, totaled $74 million and $69 million for the first nine months of 1997 and 1996, respectively.

The Registrant repurchased 230,700 shares of its common stock during the third quarter and an additional 205,900 shares, through October 16, 1997, bringing the total shares repurchased in 1997 to 1,061,712. Through October 16, 1997, the Registrant has repurchased a total of approximately 14 million shares of the 20 million shares authorized for repurchase.

At September 30, 1997, the Registrant's ratio of total debt to total capital was 37.1 percent compared with 40.1 percent at December 31, 1996.


OUTLOOK
The following forward-looking statements are subject to market risks and opportunities that could have a material impact on actual results, and accordingly should be considered in conjunction with the cautionary language set forth in the Registrant's Form 8-K which has been filed with the Securities and Exchange Commission.

Due to strong third quarter results and the continued good performance of the Registrant's Aerospace aftermarket business, the Registrant is increasing the full year 1997 earnings per share range to $2.85 to $3.05, excluding the impact of restructuring charges, the one-time curtailment gain, and any future share repurchases.

The projected increase from 1996 for full-year 1997 Aerospace segment sales continues to be approximately 25 percent, with operating profit margins now estimated to be between 19 percent and 20 percent, which includes the 2.5 percentage point dilutive impact of the Registrant's 1996 acquisitions and the 1997 strategic initiatives. Industrial segment sales are expected to remain flat to slightly up with operating profit margins in the 16 percent range.

The preliminary estimate for 1998 is for overall sales to grow by approximately 10 percent, with an operating profit margin of approximately 19 percent.

                    PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Registrant has disclosed various legal proceedings in its Annual Report on Form 10-K for the fiscal year ended December 31, 1996. As set forth under the heading "Income Tax Issues" in Part I, Item 2 of the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1997, an issue with the Internal Revenue Service has been resolved. Except as noted above, there has been no material change in those proceedings or other material legal developments since that time.


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

               (11)  Statement Re Computation of Per Share Earnings

                     (a) Computation of Fully Diluted Earnings Per Share (Unaudited) for the quarters ended September 30, 1997, and 1996, and for the nine months ended September 30, 1997, and 1996.

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


                                      Sundstrand Corporation
                                  -----------------------------
                                           (Registrant)



Date: October 28, 1997               /s/ Richard M. Schilling
                                  -----------------------------
                                        Richard M. Schilling
                                     Vice President and General
                                       Counsel and Secretary



Date: October 28, 1997                 /s/ DeWayne J. Fellows
                                  -----------------------------
                                         DeWayne J. Fellows
                                  Vice President and Controller

                          Exhibit (11)(a)

    Computation of Fully Diluted Earnings Per Share (Unaudited)

                                             Quarter Ended     Nine Months Ended
                                             September 30,     September 30,
                                            ----------------   -----------------
(Amounts in millions except per share data)  1997     1996      1997      1996
-------------------------------------------------------------------------------

Earnings

  Net earnings                              $   55    $   34   $  133    $   94
                                            ======    ======   ======    ======



Shares
  Weighted-average number of common shares
   outstanding                                60.0      61.1     60.0      61.1
  Additional shares assuming conversion
   of stock options                             .8        .5       .8        .5
                                            ------    ------   ------    ------

  Fully diluted shares                        60.8      61.6     60.8      61.6
                                            ======    ======   ======    ======



Fully diluted earnings per share

  Net earnings                              $  .91    $  .56   $ 2.19    $ 1.53
                                            ======    ======   ======    ======