Form 10-K
period 1997-12-31
SUNDSTRAND CORP /DE/
filed 1998-03-10
CIK 95395

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

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

                    $3,372,120,250 as of February 26, 1998.*

*For purposes of this calculation, the Registrant has assumed that its directors
                                       and
          executive officers are affiliates.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      57,202,492 shares of common stock outstanding at February 26, 1998.

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

DOCUMENT                                                        FORM 10-K REFERENCE
Portions of Registrant's Proxy Statement for Annual Meeting     Part III
of Stockholders to be held April 21, 1998

================================================================================

                             SUNDSTRAND CORPORATION

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                            PAGE
                                                                            ----
PART I
  Item 1.   Business....................................................      3
  Item 2.   Properties..................................................      6
  Item 3.   Legal Proceedings...........................................      6
  Item 4.   Submission of Matters to a Vote of Security Holders.........      6
            Executive Officers of the Registrant........................      7
PART II
  Item 5.   Market for the Registrant's Common Stock and Related
            Stockholder Matters.........................................      8
  Item 6.   Selected Financial Data for the Registrant for Each of the
            Last Five Fiscal Years......................................      9
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     10
  Item 8.   Financial Statements and Supplementary Data.................     20
  Item 9.   Disagreements with Accountants on Accounting and Financial
            Disclosure..................................................     40
PART III
  Item 10.  Directors and Executive Officers of the Registrant..........     41
  Item 11.  Executive Compensation......................................     41
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................     41
  Item 13.  Certain Relationships and Related Transactions..............     41
PART IV
  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.........................................................     41
Signatures..............................................................     46

                       CROSS-REFERENCE TABLE OF CONTENTS

     Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held April 21, 1998, including all information required in Part III of Form 10-K. The Cross-Reference Table of Contents set forth in Part III identifies the source of incorporated material for each of the Form 10-K items included in Part
III. Only those sections of the Proxy Statement cited in the Cross-Reference Table are part of this Form 10-K and filed with the Securities and Exchange Commission.

                                     PART I

ITEM 1. BUSINESS

     Sundstrand Corporation (Sundstrand or the Registrant) is a multinational organization comprised of two business segments, Aerospace and Industrial. These segments are engaged in the design, manufacture, and sale of a variety of proprietary, technology-based components and systems for diversified international markets. During 1997, the Registrant purchased the remaining portions of Leach International Corporation's (Leach) Automated Power Management System (APMS) product line. Subsequent to December 31, 1997, the Registrant's Industrial segment acquired Ansimag, Inc., Maso Process-Pumpen GmbH and Robin Industries S.A. See the Acquisitions section of Management's Discussion and Analysis of Financial Condition and Results of Operations on page 13 for additional information.

STRATEGY

     The Registrant intends to grow its revenues and market share by introducing new products, entering new markets, and by making acquisitions. Sundstrand believes that by focusing its attention on smaller product groups, it can better anticipate customer needs and improve the timing and increase the volume of new product development. This focused marketing and development strategy was pursued in 1997 as several product oriented enterprises, including Emergency Power, Actuation and Engine Accessories in the Aerospace segment and Falk Couplings Facility in the Industrial segment, were established. Reliability of the Registrant's products is also very important. To this end, the Registrant has devoted and will continue to devote significant efforts at maintaining and improving product reliability. For additional discussion of strategy see Management's Discussion and Analysis of Financial Condition and Results of Operations on page 18.

DATE OF INCORPORATION

     The Registrant was incorporated in Illinois in 1910 and became a Delaware corporation in 1966.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The financial information on industry segments can be found on pages 25 and 26.

AEROSPACE SEGMENT

     The Aerospace segment consists of three product lines (which include the Aerospace enterprises listed above), Electric Systems, Mechanical Systems, and Power Systems.

     Sundstrand is the leading supplier of aircraft electric power systems. The Registrant's systems are installed on every current commercial aircraft platform offered by Boeing and Airbus Industrie, most regional jet aircraft, and many of the world's military aircraft. This scope of coverage is important both for the significant aftermarket business it generates and for the ongoing relationships it provides with customers. With proven capabilities in electrical power generation, electronics and power electronics, and hybrid technologies, Sundstrand can design a total electrical system (generation and distribution) for each aircraft's power requirements and usage patterns. The completion of the acquisition of Leach's APMS product line and electrical load management technology extended Sundstrand's current capabilities for generating and managing aircraft electric power. The Electric Systems product line accounted for more than 50 percent of Aerospace segment sales in 1997, 1996, and 1995.

     The Mechanical Systems product line includes aircraft actuation systems, secondary/emergency power systems, and a range of pumps as well as systems for missile and space applications and undersea propulsion. Actuation systems incorporate mechanical, hydraulic, and electrical technologies for the movement and positioning of aircraft control surfaces such as flaps, slats, and horizontal stabilizers. Some of the Registrant's largest and most successful actuation system programs have been for military applications. This experience base has enabled Sundstrand to expand its product offerings into commercial markets where opportunities for growth exist. Secondary and emergency power systems include aircraft accessory drives and engine starting systems along with ram air turbines and air-driven generators that provide emergency hydraulic or electric power.

     Sundstrand's Power Systems product line produces auxiliary power units
(APUs) and environmental control systems for a wide variety of commercial and military applications ranging from business jets to commercial transports. Its APU business is growing successfully as a result of Boeing's commitment to the Boeing 717 aircraft (the former MD95) on which the Registrant's APU is sole sourced. In addition, Sundstrand was awarded the U.S. Airways APU contract for their fleet of A320 family of aircraft. With the progress made in this operation, its possible the break even point for our Power Systems business could occur in late 1998 versus original estimates of early 1999.

INDUSTRIAL SEGMENT

     The Registrant's Industrial business serves a group of basic industries throughout the world with a variety of products ranging from small metering pumps to some of the world's largest ring gears. While the application of the various products is diverse, the products share similar technology -- mechanically engineered, rotating equipment; related customer industries -- primarily involving raw material processing, bulk material handling, direct manufacturing and construction; and similar distribution channels -- approximately two-thirds sold through manufacturer representatives and distributors and one-third sold to end-use customers. The Industrial segment's business is tied closely to the level of general economic activity as all products are sold to other industries which utilize them in their own manufacturing processes.

     The Falk Corporation serves a global customer base in industries such as mining, metal processing, wood and paper processing, construction and cement, chemical processing, utilities, transportation, food processing, and a variety of smaller markets. Falk's products include a broad line of standard enclosed gear drives and flexible shaft couplings sold through a worldwide distributor network as well as custom-engineered enclosed gear drives, large open gear sets, large alloy steel castings, and main propulsion marine drives sold directly to end users. Typical customer applications involve bulk material handling and raw material processing into finished goods. Falk's standard enclosed gear drives and couplings are used in conveying and mixing applications, while the larger custom drives are used for mining crushers and grinders and ship propulsion systems.

     Sullair Corporation is a major multinational manufacturer of rotary screw industrial and portable air compressors, rotary screw compressors for the refrigeration market, rotary screw vacuum systems, and pneumatic construction tools. Filters and dryers are also available for applications requiring extremely clean, dry air. Sullair's industrial compressors range from five-horsepower continuous-duty encapsulated models to 600-horsepower, high-efficiency, two-stage tandem models. Sullair's portable compressors for the construction market have capacities ranging from 70 cfm to 1,900 cfm. Sullair's industrial compressors are sold directly to end-use customers and through a network of distributors, while the majority of portable compressors for the construction market are sold through distributors.

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

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     See the Information by Business Segment on pages 25 and 26.

MATERIALS AND SUPPLIES

     The Registrant uses many raw and finished materials of primary and alloy-type metal in forms such as cast, forged, sheet, and bar, which are generally available from multiple sources. In addition, mechanical and electronic materials and supplies such as fasteners, bearings, gaskets, filters, motors, resistors, transformers, and semiconductors are procured from various sources. The Registrant deals with numerous suppliers and is not dependent upon any one manufacturer or supplier of materials, supplies, or services. However, from time to time, general shortages of particular raw materials and supplies may have an adverse effect on the Registrant. See additional discussion related to suppliers in the Impact of Year 2000 section of Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 14 and 15.

INTELLECTUAL PROPERTY RIGHTS

     The Registrant owns a large number of pending and granted patents (expiring through 2018) and other intellectual property rights and interests, e.g., trademarks, copyrights, trade secrets, and licenses, which are of importance in the aggregate to the conduct of its business and are expected to be of value in the future. In the judgment of the Registrant, its patents and other intellectual property rights and interests are adequate for the conduct of its business, and the loss or expiration of any single or group of patents or other intellectual properties or interests would not materially affect the conduct of its business as a whole. In the Registrant's opinion, its design, manufacturing and marketing skills, experience, and reputation are as responsible for its positions in the markets it serves as are its patents and other formal intellectual property rights and interests.

MAJOR CUSTOMERS

     In addition to the U.S. government, as discussed in the Government Contract Matters section on page 18, the Boeing Company is a significant customer of the Registrant's Aerospace segment. Sales in 1997 to Boeing, including sales where the U.S. government was the ultimate customer, were 11.8 percent of consolidated sales and 20.6 percent of Aerospace segment sales. Sales in 1996 to Boeing, including sales where the U.S. government was the ultimate customer, were 8.7 percent of consolidated sales and 16.9 percent of Aerospace segment sales. Sales in 1995 to Boeing, including sales where the U.S. government was the ultimate customer, were 8.8 percent of consolidated sales and 17.8 percent of Aerospace segment sales.

UNFILLED ORDERS

     See the discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 13.

GOVERNMENT CONTRACT MATTERS

     See the discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 18 and the Government Contract Matters footnote on page 40.

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

RESEARCH AND DEVELOPMENT

     See the Research and Development footnote on page 38.

ENVIRONMENTAL MATTERS

     See the Environmental Matters footnote on pages 39 and 40.

ITEM 2. PROPERTIES

     The Registrant occupies building space totaling approximately 5.9 million square feet, which is divided by business segment as follows: Aerospace, 2.9 million square feet; Industrial, 2.8 million square feet; and corporate offices,
 .2 million square feet. All building space is owned by the Registrant, except approximately .7 million square feet of leased space, and is well maintained, in good operating condition, and suitable for its operations. The Registrant owns approximately 200 acres of vacant land for future expansion.

     Aerospace domestic manufacturing facilities are located in Phoenix, Arizona; San Diego, California; Denver and Grand Junction, Colorado; Rockford, Illinois; York, Nebraska; and Santa Isabel, Puerto Rico.

     Aerospace foreign manufacturing facilities are located in the Republic of Singapore and Nordlingen, Germany.

     Industrial domestic manufacturing facilities are located in Auburn, Alabama; Arvada, Colorado; Michigan City, Indiana; Acton, Massachusetts; Ivyland, Pennsylvania; and Milwaukee, Wisconsin.

     Industrial foreign manufacturing facilities are located in Eastbourne, England; Dijon, Montbrison, and Pont-St-Pierre, France; and Madras, India.

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

     The Registrant is also involved in a number of matters involving environmental claims. For information concerning these matters see the Note to the Registrant's Consolidated Financial Statements captioned "Environmental Matters" on pages 39 and 40.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Registrant's security holders during the fourth quarter of fiscal year 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following chart sets forth the executive officers of Registrant, their ages, their offices with the Registrant, and the period during which they have held such offices.

                           AGE AS OF                                                        NUMBER OF
          NAME              3/6/98         CURRENT OFFICE AND PRINCIPAL OCCUPATION       YEARS AS OFFICER
          ----             ---------       ---------------------------------------       ----------------
Robert H. Jenkins........     55       Chairman of the Board, President and Chief                2
                                       Executive Officer. Elected President and Chief
                                       Executive Officer October 1, 1995; elected to
                                       additional position of Chairman of the Board
                                       April 15, 1997.(1)
Patrick L. Thomas........     52       Executive Vice President and Chief Operating              3
                                       Officer, Industrial. Elected Executive Vice
                                       President and Chief Operating Officer,
                                       Industrial January 2, 1995.(2)
Ronald F. McKenna........     57       Executive Vice President and Chief Operating              2
                                       Officer, Aerospace. Elected Executive Vice
                                       President and Chief Operating Officer, Aerospace
                                       May 6, 1996.(3)
Paul Donovan.............     50       Executive Vice President and Chief Financial              9
                                       Officer. Chief Financial Officer since December
                                       2, 1988; elected to additional position of
                                       Executive Vice President August 7, 1990.
DeWayne J. Fellows.......     53       Vice President and Controller. Controller since           9
                                       February 16, 1989; elected to additional
                                       position of Vice President August 7, 1990.
Mary Ann Hynes...........     50       Vice President, General Counsel and Secretary.
                                       Elected Vice President, General Counsel and
                                       Secretary February 26, 1998.(4)
James R. Carlson.........     54       Vice President and Treasurer. Elected Vice                1
                                       President and Treasurer November 18, 1997.
                                       Appointed Vice President, Treasury Operations
                                       and Assistant Treasurer from January 6, 1997 to
                                       November 18, 1997.(5)
Neil D. Traubenberg......     48       Vice President, Tax. Elected Vice President, Tax          1
                                       November 18, 1997. Appointed Vice President, Tax
                                       from January 6, 1997 to November 18, 1997.(6)
Patrick J. Winn..........     48       Vice President, Corporate Human Resources.                1
                                       Elected Vice President, Corporate Human
                                       Resources November 18, 1997. Appointed Vice
                                       President, Corporate Human Resources from
                                       September 13, 1997 to November 18, 1997.(7)

(1) Mr. Jenkins was Executive Vice President of Illinois Tool Works, Inc. from March 1, 1990, to September 30, 1995.

(2) Mr. Thomas was President of Milton Roy Company from April 1, 1991, to January 1, 1995.

(3) Mr. McKenna was Vice President of Business Development, Sundstrand Aerospace from January 28, 1995, to May 6, 1996 and Vice President and General Manager of Sundstrand Aerospace Electric Power from December 2, 1989, to January 27, 1995.

(4) Ms. Hynes was General Counsel of Wolters Kluwer U.S., Inc. from January 1996 to February 1998 and General Counsel of Commerce Clearing House, Inc. for more than five years prior to January 1996.

(5) Mr. Carlson was Assistant Treasurer of the Registrant for more than five years prior to January 6, 1997.

(6) Mr. Traubenberg was Tax Director of the Registrant for more than five years prior to January 6, 1997.

(7) Mr. Winn was Senior Associate Attorney of the Registrant for more than five years prior to September 13, 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK INFORMATION

     Sundstrand common stock is listed on the New York, Chicago, and Pacific stock exchanges under the symbol SNS.

DIVIDENDS AND STOCK PRICE RANGE

                                                               PER SHARE OF COMMON STOCK
                                                        ----------------------------------------
                                                                              PRICE RANGE
                                                        DIVIDENDS       ------------------------
                                                          PAID            HIGH            LOW
                                                        ---------       ---------       --------
Quarter
1997
  First.............................................      $.17             $47            $39 7/8
  Second............................................       .17              59 1/4         42 1/4
  Third.............................................       .17              63 1/16        54 1/2
  Fourth............................................       .17              60             45 13/16
                                                          ----
                                                          $.68
                                                          ====
1996
  First.............................................      $.17             $41 5/8        $33 1/2
  Second............................................       .17              40 3/4         33 1/4
  Third.............................................       .17              40 1/2         32 1/2
  Fourth............................................       .17              42 3/4         37 3/4
                                                          ====
                                                          $.68
                                                          ====

     For information regarding restrictions on dividend payments see the Notes Payable and Long-Term Debt footnote on page 33. For information on the number of common stockholders and further information regarding the Registrant's common stock price, see the Selected Financial Data for the Registrant for Each of the Last Five Fiscal Years on pages 9 and 10.

ITEM 6. SELECTED FINANCIAL DATA FOR THE REGISTRANT FOR EACH OF THE LAST FIVE FISCAL YEARS

                                                                YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------------------
                                                 1997(A)   1996(C)   1995(D)   1994(E)      1993(F)
                                                 -------   -------   -------   -------   -------------
                                                  (DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE DATA)
Summary of Operations
Net Sales
  Aerospace....................................  $1,001    $  785    $  726    $  710       $   754
  Industrial...................................     751       736       747       663           629
                                                 ------    ------    ------    ------       -------
       Total...................................  $1,752    $1,521    $1,473    $1,373       $ 1,383
                                                 ======    ======    ======    ======       =======
Operating Profit
  Aerospace....................................  $  209    $  138    $   54    $   88       $   106
  Industrial...................................     128        84       121       106            84
                                                 ------    ------    ------    ------       -------
       Total...................................  $  337    $  222    $  175    $  194       $   190
                                                 ======    ======    ======    ======       =======
------------------------------------------------------------------------------------------------------
Earnings from continuing operations before
  income taxes, extraordinary item, and
  cumulative effect of accounting change.......  $  294    $  184    $  135    $  149       $   133
Net earnings from continuing operations before
  extraordinary item and cumulative effect of
  accounting change............................  $  188    $  114    $   79    $   96       $    91
Net earnings available for common shares.......  $  183    $  114    $   79    $   96       $   141
Return on average equity, after tax............    34.8%     22.9%     16.2%     19.0%         27.0%
------------------------------------------------------------------------------------------------------
Per Share of Common Stock(b)
Basic earnings per share from continuing
  operations before extraordinary item and
  cumulative effect of accounting change.......  $ 3.15    $ 1.87    $ 1.25    $ 1.46       $  1.28
Basic earnings per share.......................  $ 3.06    $ 1.87    $ 1.25    $ 1.46       $  1.98
Diluted earnings per share from continuing
  operations before extraordinary item and
  cumulative effect of accounting change.......  $ 3.13    $ 1.86    $ 1.25    $ 1.46       $  1.28
Diluted earnings per share.....................  $ 3.04    $ 1.86    $ 1.25    $ 1.46       $  1.98
Cash dividends.................................  $  .68    $  .68    $  .60    $  .60       $   .60
Market value -- high...........................  $63.06    $42.75    $35.38    $26.00       $ 22.38
                  low..........................  $39.88    $32.50    $22.25    $20.50       $ 17.50
                  year-end.....................  $50.38    $42.50    $35.19    $22.75       $ 21.00
Book value.....................................  $ 9.33    $ 8.49    $ 7.80    $ 7.80       $  7.65
------------------------------------------------------------------------------------------------------
Year-End Financial Position
Working capital................................  $  413    $  375    $  323    $  303       $   365
Current ratio..................................     1.9       1.9       1.7       1.7           2.1
Total assets...................................  $1,700    $1,595    $1,593    $1,587       $ 1,512
Long-term debt.................................  $  222    $  226    $  228    $  247       $   255
Total debt.....................................  $  365    $  344    $  396    $  441       $   282
Shareholders' equity...........................  $  542    $  513    $  481    $  494       $   512
Ratio of total debt to total capital...........    40.2%     40.1%     45.2%     47.1%         35.5%
Shares outstanding at year end (in millions)...    58.1      60.4      61.7      63.3          66.9
------------------------------------------------------------------------------------------------------

                                                                YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------------------
                                                 1997(A)   1996(C)   1995(D)   1994(E)      1993(F)
                                                 -------   -------   -------   -------   -------------
                                                  (DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE DATA)
Other Data
Orders received
  Aerospace....................................  $1,266    $  822    $  896    $  736       $   527
  Industrial...................................     745       735       761       701           625
                                                 ------    ------    ------    ------       -------
       Total...................................  $2,011    $1,557    $1,657    $1,437       $ 1,152
                                                 ======    ======    ======    ======       =======
Unfilled orders
  Aerospace....................................  $1,071    $  806    $  769    $  599       $   572
  Industrial...................................     155       161       162       148           110
                                                 ------    ------    ------    ------       -------
       Total...................................  $1,226    $  967    $  931    $  747       $   682
                                                 ======    ======    ======    ======       =======
Property, plant, and equipment (excluding
  leased equipment):
  Additions, at cost...........................  $  119    $   63    $   62    $   54       $    56
  Depreciation.................................  $   58    $   60    $   61    $   61       $    69
Approximate number of employees................  10,400     9,400     9,200     9,200         9,300
Approximate number of shareholders of record...   3,300     3,500     3,700     4,000         4,100

(a) Includes a one-time curtailment gain of $15 million before taxes ($9 million after taxes equivalent to $.15 per share) related to an amendment to the Registrant's Retiree Health Insurance Plans. Also includes a charge of $9 million before taxes ($5 million after taxes equivalent to $.09 per share) related to the cumulative effect of a change in the method of accounting for certain consulting costs.

(b) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements beginning on page 27.

(c) 1996 includes a restructuring charge of $32 million before taxes ($23 million after taxes equivalent to $.38 per share) related to the operations of Sullair Europe S.A. Also includes pension and post-retirement benefit curtailment gains of $8 million before taxes ($5 million after taxes equivalent to $.08 per share) related to the shutdown of the Lima, Ohio, facility.

(d) Includes a restructuring charge of $58 million before taxes ($40 million after taxes equivalent to $.64 per share) related to the reduction of manufacturing capacity and the divestiture of two non-core product lines.

(e) Includes a reduction of depreciation expense related to a change in depreciable lives of $9 million before taxes ($6 million after taxes equivalent to $.08 per share).

(f) Includes a gain on the sale of the Registrant's Sundstrand Data Control division of $55 million after taxes, equivalent to $.77 per share and an extraordinary loss on the early retirement of debt of $5 million after taxes, equivalent to $.07 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking information which is subject to market risks and opportunities that could have a material impact on actual results, and accordingly should be considered in conjunction with the cautionary language set forth in the Registrant's most recent report on Form 8-K which is on file with the Securities and Exchange Commission.

     Total sales of the Registrant increased $231 million to $1,752 million in 1997, from $1,521 million in 1996. Net earnings in 1997 were $183 million, or $3.04 per share assuming dilution, which included a one-time, pretax, curtailment gain of $15 million related to an amendment to the Registrant's Retiree Health Insurance Plans, period costs associated with the 1996 restructuring of approximately $2 million and the cumulative effect of a change in accounting principle resulting in a pretax charge of $9 million. Excluding the restructuring charges, related period costs, one-time gains and cumulative effect of a change in method of accounting for certain consulting costs, 1997 net earnings were $180 million, or $3.00 per share assuming dilution, compared with $140 million, or $2.29 per share assuming dilution, in 1996.

     Net earnings in 1996 were $114 million, or $1.86 per share assuming dilution, which included a pretax restructuring charge of $32 million, one-time gains related to the 1995 restructuring totaling $8 million, and period costs related to the 1995 restructuring of approximately $13 million.

SALES BY BUSINESS SEGMENT

                                                 1997                   1996                   1995
    SALES (AMOUNTS IN MILLIONS) AND        ----------------       ----------------       ----------------
  INCREASE (DECREASE) FROM PRIOR YEAR      AMOUNT    CHANGE       AMOUNT    CHANGE       AMOUNT    CHANGE
---------------------------------------    ------    ------       ------    ------       ------    ------
Business segment
  Aerospace -- Commercial..............    $  737     34.0%       $  550     12.9%       $  487     12.7%
              -- Military..............       264     12.3%          235     (1.7)%         239    (14.0)%
                                           ------    -----        ------    -----        ------    -----
              -- Total.................     1,001     27.5%          785      8.1%          726      2.3%
  Industrial...........................       751      2.0%          736     (1.5)%         747     12.7%
                                           ------    -----        ------    -----        ------    -----
     Total.............................    $1,752     15.2%       $1,521      3.3%       $1,473      7.3%
                                           ======    =====        ======    =====        ======    =====

     Aerospace segment sales in 1997 were $1,001 million, which represents a $216 million increase over 1996 sales and 57.1 percent of total sales. Commercial sales in 1997 increased by $187 million compared with 1996 due to a 44% increase in original equipment manufacturer (OEM) sales and a 27% increase in aftermarket sales. The growth in commercial sales reflected the continued significant increase in aircraft orders and airline traffic growth, along with improved profitability of the airline industry. As a result of double digit increases in both military OEM and aftermarket sales, total military sales were $264 million in 1997, a $29 million increase from 1996. The growth in military sales was due primarily to increased shipments on the F-16 program and revenues from the program to provide the propulsion system for the United Kingdom's Royal Navy Spearfish torpedo.

     1996 Aerospace segment sales were $785 million, representing 51.6 percent of total sales. The $59 million increase from 1995 sales was due primarily to higher commercial OEM and aftermarket sales, both of which increased by more than 10 percent from the prior year. The growth reflected the increase in aircraft orders, airline traffic growth, and previously depleted spare parts inventories. Military sales were flat in 1996 compared with 1995.

     The Registrant's Electric Systems product line is the largest product line within the Aerospace segment. This product line accounted for more than 50 percent of Aerospace segment sales in 1997, 1996, and 1995.

     Industrial segment sales were $751 million in 1997, representing 42.9 percent of total sales, compared with 1996 sales of $736 million. Falk, Sullair, and Milton Roy reported modest growth in sales; while sales for Fluid Handling decreased slightly. The majority of the sales decrease for Fluid Handling resulted from the devaluation of the French franc against the U.S. dollar during 1997, with actual sales volume remaining flat. Currency issues unfavorably impacted total Industrial sales growth by approximately $14 million during 1997.

     Sales in the Industrial segment were $736 million in 1996, representing
48.4 percent of total sales, compared with sales of $747 million in 1995. Excluding sales from Milton Roy's divested Spectronic Instruments (Spectronic) business, 1996 sales increased by $5 million from 1995. Lower sales from Sullair's industrial compressor business were more than offset by higher sales of Falk's custom built products and higher domestic sales of Sundstrand Fluid Handling's Sundyne product. Excluding Spectronic, Milton Roy's sales were flat.

OPERATING PROFIT BY BUSINESS SEGMENT

                                                          1997               1996               1995
   OPERATING PROFIT (AMOUNTS IN MILLIONS) AND        ---------------    ---------------    ---------------
   OPERATING PROFIT AS A PERCENT OF NET SALES        AMOUNT      %      AMOUNT      %      AMOUNT      %
-------------------------------------------------    ------    -----    ------    -----    ------    -----
Business segment
  Aerospace......................................     $209     20.9%     $138     17.6%     $ 54      7.4%
  Industrial.....................................      128     17.0%       84     11.4%      121     16.2%
                                                      ----     ----      ----     ----      ----     ----
     Total.......................................     $337     19.2%     $222     14.6%     $175     11.9%
                                                      ====     ====      ====     ====      ====     ====

     Aerospace segment operating profit increased by $71 million to $209 million in 1997 from $138 million in 1996. Excluding $9 million, which was the Aerospace portion of a one-time curtailment gain related to an amendment to the Registrant's Retiree Health Insurance Plans, 1997 operating profit was $200 million, or 20.0 percent of sales. The operating profit increase, excluding the one-time gain, was due primarily to the increase in commercial OEM and aftermarket sales.

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

     Industrial segment operating profit was $128 million, which included $6 million for the Industrial portion of a one-time curtailment gain related to an amendment to the Registrant's Retiree Health Insurance Plans and $2 million in restructuring related period costs. Excluding one-time items, 1997 operating profit was $124 million, or 16.5 percent of sales compared with $116 million, or
15.8 percent of sales, in 1996. The improvement resulted from the increase in Industrial shipments and lower losses at Sullair Europe, as the benefits of the 1996 restructuring plan began to be realized.

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

RESTRUCTURINGS

     In December 1996, the Registrant initiated a restructuring plan related primarily to the operations of Sullair Europe S.A. which resulted in a pretax charge of $32 million. The restructuring was undertaken as a result of continuing losses at this operation, weakness in the European economy, and significant competitive pressures in the European markets. The charge included $11 million in cash termination benefits; $14 million for the partial write-down of assets of Sullair Europe and $7 million (primarily cash related charges) for disposition of the facility in St. Priest, France and professional fees. Operations previously at the St. Priest facility were transferred to other plant sites in Europe and the United States. The shutdown of the St. Priest facility and the termination or transfer of the employees was completed during 1997, and it is anticipated that the sale of the facility will be completed by the end of 1999. Since the charge was recorded in 1996, approximately $8 million has been paid and charged against the restructuring liability, including costs to terminate 118 employees. Additionally, restructuring related period costs of $2 million were incurred during 1997.

     During 1995, the Registrant recorded a $58 million pretax restructuring charge related to the reduction of manufacturing capacity in the Aerospace segment and the divestiture of two non-core product lines. The charge included $24 million in termination benefits ($9 million in cash related charges and $15 million in non-cash related charges); $29 million for the write-down of assets; and $5 million (cash related charges) for the disposition of the Registrant's Lima, Ohio facility. Since that time, $10 million has been disbursed and charged against the liability, including costs to terminate 360 employees. The shutdown of the Lima facility was completed during 1996 and the disposition of that facility is expected to be completed in the first quarter of 1998. The shutdown of the Lima facility triggered curtailment and settlement gains during 1996, totaling $8 million, related to pension and other post-retirement benefits for the terminated employees. These gains are reflected in the restructuring charge line in the statement of earnings. Additionally during 1996, approximately $13 million, related primarily to the movement of equipment from the Lima facility to other manufacturing sites, was charged to costs of products sold.

ACQUISITIONS

     During 1997, the Registrant acquired the remaining portions of Leach International Corporation's Automated Power Management System product line. The electric load management technology and related business was purchased from Leach during 1996. The Leach acquisition provides Sundstrand with the capability of supplying a complete electrical system on airframes. In 1996, the Registrant also purchased from Labinal S.A. its interest in Auxiliary Power International Corporation and related assets.

     Subsequent to December 31, 1997, the Registrant acquired the business and assets, and assumed certain liabilities of Ansimag, Inc. (Ansimag), a manufacturer of non-metallic, magnetically driven, sealless pumps. The Registrant also purchased Maso Process-Pumpen GmbH (Maso), located in Germany. Maso, which concentrates its sales efforts in Europe, designs, develops and manufactures pumps used in the food processing and pharmaceutical industries, using the same technology as the Sine(R) pump product line sold by Registrant. Robin Industries S.A. (Robin) was also acquired by the Registrant subsequent to December 31, 1997. Robin is located in France and manufactures mixers for industrial applications.

FOREIGN OPERATIONS AND ACTIVITY

     The Registrant has been expanding its international activities during the past several years, in part through joint-venture operations, acquisitions, and the development of foreign subsidiaries. Accordingly, the Registrant enters into foreign currency forward contracts primarily to protect specific assets and liabilities and certain cash flows from foreign currency exchange rate fluctuations. As a result, foreign exchange rate fluctuations are not expected to have a material impact on the Registrant's financial condition or results of operations. For further information related to foreign currency forward contracts see the Summary of Significant Accounting Policies note on pages 27 and 28 and the Financial Instruments With Off-Balance-Sheet Risk note on pages 35 and 36.

     The Registrant continues to explore a variety of strategies to expand its international presence, including joint ventures and distribution arrangements. Markets in areas with high-growth potential, such as the Asia-Pacific region and Latin America, are the primary focus of the Registrant's efforts. The Registrant believes the current volatility in the Asian financial markets will have an adverse effect on the future results of its operations and the estimated impact has been factored into the Registrant's 1998 forecast which is discussed in the Outlook section of Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 18 and 19.

UNFILLED ORDERS

     Unfilled orders increased by $259 million to $1,226 million at December 31, 1997, of which $470 million are not expected to be filled in 1998. Unfilled orders at December 31, 1996 were $967 million. Unfilled orders in the Aerospace segment increased by approximately 33 percent from 1996 while Industrial segment unfilled orders decreased approximately four percent. Aerospace unfilled orders at December 31, 1998 are expected to decline slightly from December 31, 1997 and Industrial unfilled orders are expected to remain flat.

AUXILIARY POWER UNITS

     The Registrant's Power Systems product line includes auxiliary power units
(APUs) and environmental control systems developed and produced for both the military and commercial aerospace markets. Since 1989, the Registrant has participated in the development and marketing of a family of APUs to serve the commercial airline transport market. Initial entry into this market has required substantial investment by the Registrant. The Registrant continues to project near and long-term growth opportunities in both commercial OEM sales and the aftermarket business. Major 1997 successes included Boeing's commitment to the Boeing 717 aircraft on which the Registrant's APU is sole sourced; being named the APU supplier for the Embraer 145, which is gaining acceptance in the new 50 passenger regional jet market; and the Registrant's successful bid for the U.S. Airways APU contract for their fleet of A320 family of aircraft, which could cover up to 400 aircraft. Additional investment in the product line is expected, but at a lower rate than in prior years, as the family of existing APUs is applied to a limited number of new aircraft platforms.

IMPACT OF YEAR 2000

     The Registrant is working to correct its Year 2000 Issue, which if not resolved could result in the failure of a variety of systems or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Registrant's assessment process related to the Year 2000 Issue has been divided into the following categories: business operating systems (examples include accounting and treasury), other operating systems (examples include engineering, computer aided drafting and environmental systems), suppliers/customers, and products. Following is the current status of each category.

  Business Operating Systems

     In 1994, the Registrant began the assessment and modification process to address the Year 2000 Issue. Based on a completed assessment of all business operating systems, the Registrant determined that it will be required to modify or replace portions of its software so that its computer systems will function properly, in the year 2000 and thereafter. The Registrant believes that with modifications to existing software and, in some cases, conversions to new software, the Year 2000 Issue will not pose significant operational problems. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 Issue could have a material impact on the operations of the Registrant.

     The Registrant is utilizing both internal and external resources to reprogram, or replace, and test software for Year 2000 modifications. The Registrant estimates the modification and replacement plan is approximately 50 percent complete and anticipates the majority of the systems will be Year 2000 ready by December 31, 1998, with all systems being revised or replaced by June 1999. The total cost of this portion of the Year 2000 project is estimated to be between $10 million and $15 million and is being funded through operating cash flows. To date, the Registrant has incurred approximately $4 million related to the assessment of, and preliminary efforts on, its Year 2000 project, and the development of a plan and systems modifications.

  Other Operating Systems

     The Registrant is in the process of finalizing its assessment of Year 2000 Issues associated with other operating systems and expects to complete the assessment phase and establish an action plan by June 1998. The Registrant further expects to complete all necessary revisions or replacements of these systems by June 1999. Preliminary cost estimates for addressing these systems are not currently available.

  Suppliers/Customers

     The Registrant has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Registrant's operations are vulnerable to those third parties' failure to resolve their own Year 2000 Issues. The failure of the systems of such companies could adversely effect the Registrant's operations.

  Products

     The Registrant is in the process of determining its exposure to contingencies related to the Year 2000 Issue for the products it has sold, but does not believe any exposure would have a material adverse affect on the Registrant's financial position, results of operations or liquidity.

     The costs of the project and the date on which the Registrant believes it will complete the Year 2000 modifications are based on management's best estimates. These estimates were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. These estimates may not be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in the Registrant's market risk sensitive instruments and positions is the potential loss arising from adverse changes in interest rates and foreign currency exchange rates as discussed below.

  Interest Rate Risk

     The Registrant's exposure to market risk for changes in interest rates relates primarily to the Registrant's long-term debt obligations. The table below presents principal amounts and related weighted average interest rates by year of maturity and estimated fair value for the Registrant's debt obligations as of December 31, 1997.

                                                                                                 FAIR
                              1998     1999     2000     2001     2002    THEREAFTER   TOTAL    VALUE
                             ------   ------   ------   ------   ------   ----------   ------   ------
                                                   (DOLLAR AMOUNTS IN MILLIONS)
Notes payable
  Variable rate............  $  143   $    -   $    -   $    -   $    -     $    -     $  143   $  143
  Average interest rate....    7.07%                                                     7.07%
Long-term debt
  Fixed rate...............  $    5   $    -   $    -   $  100   $    -     $  100     $  205   $  236
  Average interest rate....    4.45%                      9.47%               9.25%      9.25%
  Variable rate............  $    4   $    -   $    1   $    -   $    3     $    9     $   17   $   17
  Average interest rate....    4.16%             5.00%             4.25%      4.33%      4.31%

  Foreign Currency Risk

     The Registrant uses foreign currency forward exchange contracts to mitigate exposure to foreign currency volatility. These contracts limit the Registrant's exposure to both favorable and unfavorable currency fluctuations. Financial instruments are not held or issued for trading purposes. On contracts which qualify for hedge accounting of a firm commitment, a net investment in a foreign entity, or an intercompany loan of a long-term nature, gains and losses are deferred and included in the measurement of the hedged transaction upon settlement. Foreign currency forward contracts that do not qualify for hedge accounting are marked-to-market and unrealized gains and losses are included in current period net income.

     The table below provides information about the Registrant's foreign currency forward exchange contracts. The information is provided in U.S. Dollar equivalent amounts. The table presents the contractual amount (by year in which the contracts expire) at the contract exchange rates, the weighted average contractual foreign currency exchange rates and the estimated fair value of these contracts as of December 31, 1997.

                                             CONTRACTUAL AMOUNT                    AVERAGE    ESTIMATED
                             ---------------------------------------------------   CONTRACT     FAIR
                              1998     1999     2000     2001     2002    TOTAL      RATE       VALUE
                             ------   ------   ------   ------   ------   ------   --------   ---------
                                                       (AMOUNTS IN MILLIONS)
Buy Contracts
  British pound sterling...  $    2   $    2   $    2   $    2   $    2   $   10    $ 1.50     $   10
  Singapore dollar.........      36        -        -        -        -       36      1.52         32
  Other....................       7        -        -        -        -        7   Various          7
                             ------   ------   ------   ------   ------   ------               ------
     Total.................  $   45   $    2   $    2   $    2   $    2   $   53               $   49
                             ======   ======   ======   ======   ======   ======               ======

                                             CONTRACTUAL AMOUNT                    AVERAGE    ESTIMATED
                             ---------------------------------------------------   CONTRACT     FAIR
                              1998     1999     2000     2001     2002    TOTAL      RATE       VALUE
                             ------   ------   ------   ------   ------   ------   --------   ---------
                                                       (AMOUNTS IN MILLIONS)
Sell Contracts
  French franc.............  $   66   $    -   $    -   $    -   $    -   $   66    $ 5.92     $   65
  Other....................       6        -        -        -        -        6   Various          6
                             ------   ------   ------   ------   ------   ------               ------
     Total.................  $   72   $    -   $    -   $    -   $    -   $   72               $   71
                             ======   ======   ======   ======   ======   ======               ======

ENVIRONMENTAL MATTERS

     For a detailed discussion, see the Environmental Matters note on pages 39 and 40.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital was $413 million at December 31, 1997, compared with $375 million at December 31, 1996. The $38 million increase was due primarily to lower restructuring liabilities and higher inventories and other current assets, partially offset by higher notes payable, accounts payable and other accrued liabilities. Inventories increased in response to higher sales and order activity in the Aerospace segment. The investment in higher inventories was funded with increased notes payable and accounts payable. The significant increase in other accrued liabilities resulted from higher warranty accruals, increased loss contract reserves, and higher advanced payments received from customers; all of which are a result of the previously mentioned growth in sales and order activity in the Aerospace segment. Other current assets increased primarily as a result of the advance funding of a trust for incurred but not reported health care claims.

     Net cash flow from operating activities increased to $252 million in 1997 from $168 million in 1996. The growth in cash flow from operations is due primarily to higher net earnings and lower deferred tax assets resulting from the realization of tax planning strategies, partially offset by the increase in working capital previously discussed.

     Net cash flow from operating activities in 1996 decreased to $168 million from $197 million in 1995. Excluding the restructuring charges and related items, operating cash flow did not change materially year over year as the unfavorable impact of fluctuations in accounts receivable and accounts payable balances were substantially offset by higher net earnings and the effect of increased accrued expenses. The increase in accrued expenses in 1996, excluding fluctuations in restructuring reserves, was due primarily to increases in advanced payments received from customers and post-retirement benefit liabilities.

     In 1997, the Registrant used $121 million of cash for investing activities, primarily for the purchase of fixed assets. The Registrant also used $140 million of cash for financing activities during 1997, primarily to repurchase its common stock and pay dividends, partially offset by additional borrowings.

     During 1996, the Registrant used $86 million of cash for investing activities, primarily for the purchase of fixed assets and for acquisitions. In 1996, the Registrant used $144 million of cash for financing activities, primarily to repay short-term borrowings, repurchase its common stock, and pay dividends.

     In 1995, the Registrant used $44 million of cash for investing activities, primarily for the purchase of fixed assets, an investment in an industrial revenue bond (IRB) trust, and the purchase of the ram air turbine product line of Dowty Aerospace Hydraulics, Dowty Group Plc., Cheltenham, England, offset in part by the proceeds from the sale of assets. The IRB trust was formed to fund capital improvements at the Registrant's Auburn, Alabama, facility and proceeds from the sale of assets included cash received in conjunction with the dispositions of Spectronic and Advanced Power Technologies, Inc. During 1995, the Registrant used $136 million of cash for financing activities, primarily to repurchase its common stock, repay both short-term and long-term borrowings, and pay dividends.

     At December 31, 1997, a $335 million unsecured revolving domestic credit facility, all of which was unused, was being provided to the Registrant by seven banks. The Registrant also maintains foreign lines of credit for use by foreign operations totaling the equivalent of approximately $10 million, all of which were unused at December 31, 1997. The entire unused portion of these credit facilities was available under the Registrant's most restrictive debt covenants at December 31, 1997. Cash flow from operating activities and access to credit facilities and the commercial paper market provide the Registrant with current and continuing sources of liquidity.

     The Registrant issues commercial paper in the United States, which is supported by its domestic revolving credit facilities. At December 31, 1997 and 1996, the Registrant had $143 million and $118 million of commercial paper outstanding, respectively.

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

     On January 26, 1998, the Registrant's Board of Directors authorized the repurchase of up to an additional 10 million shares of its common stock, bringing the total authorized for repurchase to 30 million shares. The Registrant had purchased approximately 16 million shares through December 31, 1997 at a total purchase price of $445 million. In addition, approximately 930,000 shares have been repurchased through February 26, 1998. Funds for the repurchases were provided by the Registrant's 4(2) commercial paper program and operating activities. The Registrant will consider a variety of options for the repurchase of the shares, from time to time, including open market purchases or Dutch auctions. The Registrant currently intends to hold the repurchased shares as treasury stock.

     The Registrant uses debt to the extent internally generated cash flow is insufficient to meet its requirements. Accordingly, the ratio of its total debt to total capital is important since it indicates the Registrant's capacity to absorb additional debt. This ratio was 40.2 percent at the end of 1997, compared with 40.1 percent at the end of 1996, and 45.2 percent at the end of 1995. The Registrant expects that for 1998 its total-debt-to-total-capital ratio will be in the 40 percent to 45 percent range.

     Capital expenditures, cash dividend payments, and working capital requirements will be financed from the Registrant's continuing sources of liquidity.

     The Registrant remains actively involved in evaluating potential acquisitions, which may be financed with internal cash flow, debt, stock, or a combination thereof.

     Capital expenditures (excluding leased equipment) consisting of normal replacements of property, plant, and equipment and increased investment in machinery and equipment related to increasing volume and new manufacturing process strategies were $119 million in 1997 compared with $63 million in 1996. Capital expenditures are expected to increase to approximately $130 million in 1998, as the new manufacturing process strategies program and an information systems project continue in the Aerospace segment.

     Total research and development expenditures for the years 1997, 1996, and 1995 were $117 million, $98 million, and $113 million, respectively, of which $44 million, $43 million, and $47 million, respectively, was funded by customers. The Registrant expects 1998 research and development expenditures to be approximately $135 million, including approximately $45 million of which will be customer funded.

TAX ISSUES

     For a detailed discussion, see the Income Taxes note on pages 33 through 35.

GOVERNMENT CONTRACT MATTERS

     A portion of the Registrant's business results from contracts with or for government agencies. Military sales in 1997 were $267 million, of which 55 percent and 45 percent were from prime contracts and subcontracts, respectively. Military sales in 1996 were $240 million, of which 48 percent and 52 percent were from prime contracts and subcontracts, respectively. Military sales in 1995 were $243 million, of which 42 percent and 58 percent were from prime contracts and subcontracts, respectively. In addition, sales where the final customer was the U.S. government represented 65 percent, 72 percent, and 75 percent of total military sales in 1997, 1996, and 1995, respectively.

     For additional discussions on government contract matters, see the Government Contract Matters note on page 40.

STRATEGY

     The Registrant is known internationally for the quality of its engineered products. In the future, the Registrant intends to continue in this area of excellence while focusing on new product and market opportunities. The emphasis will be on sales growth through the development or acquisition of products of like technology and profit potential. Additionally, the Registrant is focusing on improving its manufacturing capabilities and processes so that its ability to manufacture and serve its customers will continue to be important competitive advantages.

     The new business and manufacturing process strategies will be focused through decentralized organizations. Focused business units and enterprises will be used to implement customized improvements in work flow, cycle time reductions, and customer responsiveness.

OUTLOOK

     The following discussion contains forward-looking information which is subject to market risks and opportunities that could have a material impact on actual results, and accordingly should be considered in conjunction with the cautionary language set forth in the Registrant's most recent report on Form 8-K which is on file with the Securities and Exchange Commission.

  Aerospace

     The sustained strength in commercial aircraft order rates during 1997 will produce increased shipments to OEM customers during 1998; while aftermarket shipments will be up slightly. Aerospace military sales are expected to show continued growth in 1998 as a result of increased shipments to foreign military customers.

  Industrial

     The Registrant's Industrial businesses are expected to be up slightly in 1998. A healthy U.S. industrial economy and improved European markets may be partially offset by the volatility in Asian markets. In addition, the Registrant's Industrial operating profits are expected to improve as benefits from the restructuring, which began in 1996, of Sullair Europe's air compressor business continue to be realized.

  Forecast

     While the Registrant is concerned about the recent economic turmoil in Asia, the impact on the Registrant so far has been minimal. Taking into consideration the uncertainties of this situation, the Registrant has adjusted its 1998 projection accordingly. Assuming the situation in Asia does not deteriorate materially from this point, the Registrant projects that 1998 sales should increase between 10 percent and 15 percent and our 1998 operating profit should be in the 19 percent range. As a result, we expect to generate diluted earnings per share of between $3.55 to $3.80, excluding restructuring costs, one-time items and any future share repurchases. Were it not for the Asian crisis and the related impact, the diluted earnings per share forecast would have been approximately $.20 higher. The Registrant's goal for the years beyond 1998 is to increase earnings per share by at least 15 percent per year. For 1998, the Registrant plans to invest approximately

$130 million in capital expenditures and expend approximately $135 million on research and development. Even with this high level of research and development and capital spending, the Registrant expects to generate operating cash flow after capital expenditures of between $150 million and $175 million in 1998. The Registrant's goal is to increase cash flow in 1999 and 2000 by at least $25 million per year. The Registrant will continue to invest its cash for optimal returns, either by investing in the Company or by growing the Company through acquisitions. The Registrant expects that its total-debt-to-total-capital ratio will be in the range of 40 percent to 45 percent at year end 1998.

     Total Aerospace sales are projected to increase between 15 percent and 20 percent for 1998 with commercial OEM sales projected to increase by between 25 percent and 30 percent. Commercial aftermarket sales should increase by about 5 percent. Military OEM sales are expected to increase between 25 percent and 30 percent and military aftermarket sales should be up by 5 percent to 10 percent. Because of the 1996 and 1997 acquisitions and the strategic initiatives spending, the Aerospace segment operating profit margin is expected to be reduced by about two percentage points. Despite this reduction, the Aerospace segment is expected to generate an operating profit margin in excess of 20 percent for 1998, which should result in Aerospace operating profit growing by approximately 20 percent.

     The Registrant expects Industrial segment sales to grow by between 5 percent and 10 percent in 1998. The 1998 Industrial segment operating profit margin is expected to be between 16.5 percent and 17 percent, which should result in Industrial segment operating profit growing by 5 percent to 10 percent.

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

     The management of Sundstrand also recognizes its responsibility to promote a strong ethical climate throughout the Company. Toward this end, the Registrant provides training in ethical decision making to each employee. In addition, each employee receives a copy of the Registrant's manual on Business Conduct and Ethics.

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


/s/ Robert H. Jenkins                             /s/ Paul Donovan
Robert H. Jenkins                                 Paul Donovan
Chairman of the Board, President                  Executive Vice President
and Chief Executive Officer                       and Chief Financial Officer

January 27, 1998
--------------------------------------------------------------------------------

  Independent Auditors' Report

To the Shareholders and Board of Directors, Sundstrand Corporation

     We have audited the accompanying consolidated balance sheets of Sundstrand Corporation and subsidiaries as of December 31, 1997 and 1996 and the related statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Registrant's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sundstrand Corporation and subsidiaries at December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ Ernst & Young LLP
Chicago, Illinois
January 27, 1998

                    SUNDSTRAND CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF EARNINGS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1997        1996        1995
                                                              ------      ------      ------
                                                                   (AMOUNTS IN MILLIONS
                                                                  EXCEPT PER SHARE DATA)
Net sales...................................................  $1,752      $1,521      $1,473
Costs and expenses:
  Costs of products sold....................................   1,148         990         957
  Marketing and administration..............................     286         300         297
  Restructuring charges, net................................       -          24          58
                                                              ------      ------      ------
                                                               1,434       1,314       1,312
                                                              ------      ------      ------
Earnings before other income (deductions)...................     318         207         161
Other income (deductions):
  Interest expense..........................................     (30)        (29)        (33)
  Interest income...........................................       6           5           5
  Other, net................................................       -           1           2
                                                              ------      ------      ------
                                                                 (24)        (23)        (26)
                                                              ------      ------      ------
Earnings before income taxes and cumulative effect of
  accounting
  change....................................................     294         184         135
Less income taxes...........................................     106          70          56
                                                              ------      ------      ------
Net earnings before cumulative effect of accounting
  change....................................................     188         114          79
Cumulative effect of change in method of accounting for
  certain
  consulting costs, net of taxes............................      (5)          -           -
                                                              ------      ------      ------
Net earnings................................................  $  183      $  114      $   79
                                                              ======      ======      ======
Weighted-average number of common shares outstanding........    59.8        61.0        62.7
Weighted-average number of common shares outstanding --
  assuming dilution.........................................    60.2        61.3        62.9
Basic earnings per share:
  Earnings before cumulative effect of accounting change....  $ 3.15      $ 1.87      $ 1.25
  Cumulative effect of change in accounting.................    (.09)          -           -
                                                              ------      ------      ------
  Net earnings..............................................  $ 3.06      $ 1.87      $ 1.25
                                                              ======      ======      ======
Diluted earnings per share:
  Earnings before cumulative effect of accounting change....  $ 3.13      $ 1.86      $ 1.25
  Cumulative effect of change in accounting.................    (.09)          -           -
                                                              ------      ------      ------
  Net earnings..............................................  $ 3.04      $ 1.86      $ 1.25
                                                              ======      ======      ======
Cash dividends per common share.............................  $  .68      $  .68      $  .60

                 See Notes to Consolidated Financial Statements

                    SUNDSTRAND CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                                -------------------------
                                                                 1997      1996     1995
                                                                ------    ------    -----
                                                                  (AMOUNTS IN MILLIONS)
Cash flow from operating activities:
  Net earnings..............................................    $ 183     $ 114     $ 79
  Adjustments to reconcile net earnings to cash provided by
     operating activities:
     Depreciation...........................................       58        61       61
     Amortization...........................................       15        12       16
     Deferred income taxes..................................       51         6      (14)
     Change in operating assets and liabilities excluding
     the effects of acquisitions and divestitures:
       Accounts receivable..................................      (13)      (18)       6
       Inventories..........................................      (75)      (37)     (32)
       Other assets.........................................      (20)        5        8
       Accounts payable.....................................       23        (4)       9
       Accrued expenses.....................................       23        20       58
     Other..................................................        7         9        6
                                                                -----     -----     ----
     Total adjustments......................................       69        54      118
                                                                -----     -----     ----
Net cash provided by operating activities...................      252       168      197
                                                                -----     -----     ----
Cash flow from investing activities:
  Cash paid for property, plant, and equipment..............     (119)      (64)     (63)
  Proceeds from the sale of assets..........................       15         2       43
  Cash paid for acquisitions, net of cash acquired..........      (18)      (29)      (8)
  Investment in IRB trust...................................        1         5      (14)
  Investments in equity companies...........................        -         -       (2)
                                                                -----     -----     ----
Net cash used for investing activities......................     (121)      (86)     (44)
                                                                -----     -----     ----
Cash flow from financing activities:
  Net borrowings (payments) supported by lines of credit....       25       (50)     (26)
  Principal payments on long-term debt......................       (4)       (7)     (23)
  Issuance of long-term debt................................        -         -        8
  Purchase of treasury stock................................     (125)      (49)     (60)
  Proceeds from stock options exercised.....................        5         3        3
  Dividends paid............................................      (41)      (41)     (38)
                                                                -----     -----     ----
Net cash used for financing activities......................     (140)     (144)    (136)
                                                                -----     -----     ----
Effect of exchange rate changes on cash.....................        4         5       (8)
                                                                -----     -----     ----
  Increase (decrease) in cash and cash equivalents..........       (5)      (57)       9
  Cash and cash equivalents at January 1....................       18        75       66
                                                                -----     -----     ----
Cash and cash equivalents at December 31....................    $  13     $  18     $ 75
                                                                =====     =====     ====
Supplemental cash flow information:
  Interest paid.............................................    $  29     $  31     $ 34
  Income taxes paid.........................................    $  74     $  55     $ 64

                 See Notes to Consolidated Financial Statements

                    SUNDSTRAND CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                    DECEMBER 31,
                                                                ---------------------
                                                                 1997          1996
                                                                -------       -------
                                                                (AMOUNTS IN MILLIONS
                                                                 EXCEPT SHARE DATA)
ASSETS
Current Assets
  Cash and cash equivalents.................................    $   13        $   18
  Accounts receivable, net..................................       326           313
  Inventories, net of progress payments.....................       462           378
  Deferred income taxes.....................................        49            53
  Other current assets......................................        30            10
                                                                ------        ------
     Total current assets...................................       880           772

Property, Plant, and Equipment, net.........................       472           427
Intangible Assets, net......................................       265           273
Deferred Income Taxes.......................................        34            78
Other Assets................................................        49            45
                                                                ------        ------
                                                                $1,700        $1,595
                                                                ======        ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Notes payable.............................................    $  143        $  118
  Long-term debt due within one year........................         9             4
  Accounts payable..........................................       124           104
  Accrued salaries, wages, and commissions..................        26            25
  Accrued postretirement benefits other than pensions.......        17            18
  Restructuring liability...................................         5            20
  Other accrued liabilities.................................       143           108
                                                                ------        ------
     Total current liabilities..............................       467           397

Long-Term Debt..............................................       213           222
Accrued Postretirement Benefits Other Than Pensions.........       357           367
Other Liabilities...........................................       121            96
                                                                ------        ------
                                                                 1,158         1,082
                                                                ------        ------
SHAREHOLDERS' EQUITY
  Common stock, par value $.50 per share; authorized
     150,000,000 shares; issued 1997 and 1996 --
     75,686,028 shares (including shares in treasury).......        38            38
  Additional contributed capital............................       160           155
  Retained earnings.........................................       819           677
  Foreign currency translation adjustment...................        (9)           (8)
  Common stock in treasury (at cost); 1997 -- 17,598,391
     shares and
     1996 -- 15,324,019 shares..............................      (456)         (337)
  Unamortized value of restricted stock issued..............       (10)          (12)
                                                                ------        ------
                                                                   542           513
                                                                ------        ------
                                                                $1,700        $1,595
                                                                ======        ======

                 See Notes to Consolidated Financial Statements

                    SUNDSTRAND CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                              1997       1996       1995
                                                              -----      -----      -----
                                                                 (AMOUNTS IN MILLIONS
                                                                  EXCEPT SHARE DATA)
Common Stock
  Balance at December 31....................................  $  38      $  38      $  38
                                                              =====      =====      =====
Additional Contributed Capital
  Balance at January 1......................................  $ 155      $ 151      $ 147
  Stock issued under employee stock plans...................      5          4          4
                                                              -----      -----      -----
  Balance at December 31....................................  $ 160      $ 155      $ 151
                                                              =====      =====      =====
Retained Earnings
  Balance at January 1......................................  $ 677      $ 604      $ 563
  Net earnings..............................................    183        114         79
  Cash dividends paid.......................................    (41)       (41)       (38)
                                                              -----      -----      -----
  Balance at December 31....................................  $ 819      $ 677      $ 604
                                                              =====      =====      =====
Foreign Currency Translation Adjustment
  Balance at January 1......................................  $  (8)     $ (11)     $  (9)
  Adjustment for the year...................................     (1)         3         (2)
                                                              -----      -----      -----
  Balance at December 31....................................  $  (9)     $  (8)     $ (11)
                                                              =====      =====      =====
Common Stock in Treasury
  Balance at January 1......................................  $(337)     $(287)     $(234)
  Purchase of 2,506,132, 1,372,074, and 1,920,400 shares for
     treasury in 1997, 1996, and 1995, respectively.........   (124)       (51)       (60)
  Stock issued under employee stock plans...................      7          5          8
  Purchase of shares previously issued under employee stock
     plans..................................................     (2)        (4)        (1)
                                                              -----      -----      -----
  Balance at December 31....................................  $(456)     $(337)     $(287)
                                                              =====      =====      =====
Unamortized Value of Restricted Stock Issued
  Balance at January 1......................................  $ (12)     $ (14)     $ (11)
  Stock issued under employee stock plans...................     (3)        (2)        (8)
  Purchase of shares previously issued under employee stock
     plans..................................................      1          2          1
  Net amortization of deferred compensation under employee
     stock plans............................................      4          2          4
                                                              -----      -----      -----
  Balance at December 31....................................  $ (10)     $ (12)     $ (14)
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

                                                                 1997      1996      1995
                                                                ------    ------    ------
                                                                  (AMOUNTS IN MILLIONS)
Net sales
  Aerospace.................................................    $1,001    $  785    $  726
  Industrial................................................       751       736       747
                                                                ------    ------    ------
                                                                $1,752    $1,521    $1,473
                                                                ======    ======    ======
The above includes:
  Military sales (final customer is primarily the U.S.
     government)............................................    $  267    $  240    $  243
                                                                ======    ======    ======
  Export sales of domestically manufactured products:
     Europe.................................................    $  228    $  166    $  152
     Asia/Pacific Rim.......................................       158       143       134
     North America..........................................       109       105        83
     South America..........................................        51        33        28
     Other..................................................        32        24        20
                                                                ------    ------    ------
                                                                $  578    $  471    $  417
                                                                ======    ======    ======
------------------------------------------------------------------------------------------
Operating profit
  Aerospace.................................................    $  209    $  138    $   54
  Industrial................................................       128        84       121
                                                                ------    ------    ------
     Total operating profit.................................       337       222       175
Interest expense............................................       (30)      (29)      (33)
Interest income.............................................         6         5         5
General corporate expenses..................................       (19)      (14)      (14)
Other.......................................................         -         -         2
                                                                ------    ------    ------
  Earnings before income taxes and cumulative effect of
     accounting change......................................    $  294    $  184    $  135
                                                                ======    ======    ======
------------------------------------------------------------------------------------------
Assets
  Aerospace.................................................    $  952    $  846    $  813
  Industrial................................................       578       558       596
  Corporate.................................................       170       191       184
                                                                ------    ------    ------
                                                                $1,700    $1,595    $1,593
                                                                ======    ======    ======
Capital expenditures (includes leased equipment)
  Aerospace.................................................    $   74    $   35    $   34
  Industrial................................................        35        28        27
  Corporate.................................................        10         -         1
                                                                ------    ------    ------
                                                                $  119    $   63    $   62
                                                                ======    ======    ======
Depreciation and amortization (includes leased equipment)
  Aerospace.................................................    $   49    $   48    $   53
  Industrial................................................        22        23        22
  Corporate.................................................         2         2         2
                                                                ------    ------    ------
                                                                $   73    $   73    $   77
                                                                ======    ======    ======

                 See Notes to Consolidated Financial Statements

                    SUNDSTRAND CORPORATION AND SUBSIDIARIES

                                                           1997      1996      1995
                                                          ------    ------    ------
                                                            (AMOUNTS IN MILLIONS)
Geographic Areas
Net sales
  Domestic............................................    $1,587    $1,356    $1,301
  Foreign(a)..........................................       165       165       172
                                                          ------    ------    ------
                                                          $1,752    $1,521    $1,473
                                                          ======    ======    ======
Operating profit (loss)
  Domestic............................................    $  348    $  241    $  158
  Foreign.............................................       (11)      (19)       17
                                                          ------    ------    ------
                                                          $  337    $  222    $  175
                                                          ======    ======    ======
Assets
  Domestic............................................    $1,543    $1,432    $1,405
  Foreign.............................................       157       163       188
                                                          ------    ------    ------
                                                          $1,700    $1,595    $1,593
                                                          ======    ======    ======

(a) Amounts do not include export sales of domestically manufactured product.
--------------------------------------------------------------------------------

Quarterly Results (Unaudited)

                                                                      QUARTER ENDED
                                              --------------------------------------------------------------
                                              MARCH 31    JUNE 30(C)    SEPTEMBER 30(A)    DECEMBER 31(B)(D)
                                              --------    ----------    ---------------    -----------------
                                                       (AMOUNTS IN MILLIONS EXCEPT PER SHARE DATA)
1997
  Net sales...............................      $389         $440            $433                $ 490
  Gross profit............................      $132         $149            $151                $ 172
  Net earnings............................      $ 35         $ 43            $ 55                $  50
  Basic earnings per share(c).............      $.58         $.71            $.92                $ .85
  Diluted earnings per share(c)...........      $.58         $.71            $.91                $ .84
1996
  Net sales...............................      $368         $371            $371                $ 411
  Gross profit............................      $127         $128            $130                $ 146
  Net earnings............................      $ 26         $ 34            $ 34                $  20
  Basic earnings per share(c).............      $.42         $.56            $.57                $ .32
  Diluted earnings per share(c)...........      $.42         $.56            $.56                $ .32

(a) 1997 includes a one-time curtailment gain of $15 million before taxes ($9 million after taxes equivalent to $.15 per share) related to an amendment to the Registrant's Retiree Health Insurance Plans.

(b) 1997 includes a charge of $9 million before taxes ($5 million after taxes equivalent to $.09 per share) related to the cumulative effect of a change in the method of accounting for certain consulting costs.

(c) The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

(d) 1996 includes a restructuring charge of $32 million before taxes ($23 million after taxes equivalent to $.38 per share) related to the operations of Sullair Europe S.A.

(e) 1996 includes pension and post-retirement benefit curtailment gains of $8 million before taxes ($5 million after taxes equivalent to $.08 per share) related to the shutdown of the Lima, Ohio, facility.

                 See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF OPERATIONS

     Sundstrand Corporation is a multinational organization engaged in the design, manufacture, and sale of a variety of proprietary, technology-based components and systems for diversified international aerospace and industrial markets. The Aerospace and Industrial businesses represent approximately 60 percent and 40 percent of total sales, respectively. The principal markets for the Aerospace business are airframe manufacturers located primarily in the United States and Europe as well as world airlines. The ultimate customer for a significant portion of the Aerospace business is the United States government. The Industrial businesses serve a wide range of markets, primarily in the United States and Europe, but with growing activity in Asia and South America.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION provide for the inclusion of the accounts of Sundstrand Corporation and all subsidiaries. All intercompany transactions are eliminated in consolidation.

     ESTIMATES and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period are required to be made by management in the preparation of financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

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

     Certain contracts and subcontracts are subject to government audit and review. Information related to government contract matters is presented on page 40.

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

     INTANGIBLE ASSETS of $265 million and $273 million at December 31, 1997 and 1996, respectively (net of accumulated amortization of $108 million and $97 million, respectively), consist primarily of goodwill associated with certain acquisitions. Goodwill is amortized on a straight-line basis over a period not to exceed 40 years.

     The Registrant annually evaluates whether a change in the estimated useful life of goodwill is warranted or whether the remaining goodwill balance may be impaired. The Registrant believes that no impairment of goodwill has occurred related to the balance at December 31, 1997. However, if the estimated cumulative undiscounted cash flow, before interest, over the remaining life of the associated goodwill indicated an impairment, a reduction for impairment of goodwill would be recorded in accordance with the Registrant's policy. As a result of the Sullair Europe restructuring discussed on pages 38 and 39, a $7 million impairment charge was taken as part of the 1996 restructuring charge.

     STOCK-BASED COMPENSATION is recorded based on the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." The Stock-Based Compensation footnote on pages 36 through 38 contains a summary of the pro forma effects to reported net income and earnings per share for 1997, 1996 and 1995 as if the Registrant had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation."

     DERIVATIVE FINANCIAL INSTRUMENTS in the form of foreign currency forward contracts are entered into by the Registrant to mitigate exposure to foreign currency volatility. These contracts limit the Registrant's exposure to both favorable and unfavorable currency fluctuations. Financial instruments are not held or issued for trading purposes. On contracts which qualify for hedge accounting of a firm commitment, a net investment in a foreign entity, or an intercompany loan of a long-term nature, gains and losses are deferred and included in the measurement of the hedged transaction upon settlement. Foreign currency forward contracts that do not qualify for hedge accounting are marked-to-market and unrealized gains and losses are included in current period net income.

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

     INFORMATION BY BUSINESS SEGMENT is presented on pages 25 and 26.

     QUARTERLY RESULTS are presented on page 26.

CHANGES IN ACCOUNTING PRINCIPLES

     In the fourth quarter of 1997, the Registrant adopted Emerging Issues Task Force Issue No. 97-13 (EITF Issue No. 97-13), "Accounting for Costs Incurred in Connection with a Consulting Contract That Combines Business Process Reengineering and Information Technology Transformation." EITF Issue No. 97-13, which was issued and effective on November 20, 1997, requires that reengineering costs previously capitalized be written-off and displayed as a cumulative effect of a change in accounting principle during the quarter that includes November 20, 1997 (the Registrant's fourth quarter). Future reengineering costs are required to be expensed as incurred. As a result of this adoption, the Registrant recorded a pretax charge of $9 million ($5 million after taxes or $.09 per share) as a cumulative effect of a change in accounting principle in the consolidated statement of earnings. Other than the cumulative effect, this change did not have a significant impact on the Registrant's net earnings during 1997.

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share." Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement No. 128 requirements.

RECENTLY ISSUED ACCOUNTING STANDARD

     In June 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires public enterprises to report financial and descriptive information about operating segments, defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The statement must be adopted no later than fiscal year end 1998. The Registrant is currently evaluating the effect that implementation of the new standard will have on its segment reporting disclosures.

ACQUISITIONS

     During 1997, the Registrant purchased the remaining portions of the Leach International Corporation's Automated Power Management System (APMS) product line. The electrical load management technology and some related business was purchased from Leach during 1996. Also during 1996, the Registrant acquired Labinal S.A.'s interest in and related assets of APIC, a joint venture formed in 1989 by Sundstrand and Labinal to market and sell auxiliary power units to the commercial transport airline market.

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

ACCOUNTS RECEIVABLE, NET

     The components of net accounts receivable at December 31, 1997 and 1996, were:

                                                            1997            1996
                                                            -----           -----
                                                            (AMOUNTS IN MILLIONS)
U.S. government
  Amounts billed..........................................  $ 23            $ 30
  Unbilled costs and accrued profits......................    13              16
                                                            ----            ----
                                                              36              46
Commercial................................................   290             267
                                                            ----            ----
                                                            $326            $313
                                                            ====            ====

INVENTORIES

     The components of inventories at December 31, 1997 and 1996, were:

                                                            1997            1996
                                                            -----           -----
                                                            (AMOUNTS IN MILLIONS)
Raw materials.............................................  $ 59            $ 45
Work in process...........................................   160             151
Finished goods and parts..................................   260             199
                                                            ----            ----
                                                             479             395
Less progress payments....................................    17              17
                                                            ----            ----
                                                            $462            $378
                                                            ====            ====

     Prior to the application of progress payments, the inventories shown above included costs of $82 million and $65 million at December 31, 1997 and 1996, respectively, related to long-term contracts.

PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at December 31, 1997 and 1996, was classified as follows:

                                                             1997           1996
                                                            ------         ------
                                                            (AMOUNTS IN MILLIONS)
Land and improvements.....................................  $   39         $   39
Buildings and improvements................................     231            226
Machinery and equipment...................................     900            822
                                                            ------         ------
                                                             1,170          1,087
Less accumulated depreciation.............................     698            660
                                                            ------         ------
                                                            $  472         $  427
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

     Net periodic pension cost for 1997, 1996, and 1995 included:

                                                        1997       1996       1995
                                                        ----       ----       ----
                                                          (AMOUNTS IN MILLIONS)
Service cost of current period........................  $ 17       $19        $ 16
Interest cost on projected benefit obligation.........    48        47          47
Less recognized gain on plan assets...................   174        87         130
Net amortization and deferral.........................   120        35          79
                                                        ----       ---        ----
Net periodic pension cost.............................  $ 11       $14        $ 12
                                                        ====       ===        ====

     The funded status of the plans at December 31, 1997 and 1996, was:

                                                              1997                          1996
                                                   --------------------------    --------------------------
                                                    ASSETS IN     ACCUMULATED     ASSETS IN     ACCUMULATED
                                                    EXCESS OF      BENEFITS       EXCESS OF      BENEFITS
                                                   ACCUMULATED     IN EXCESS     ACCUMULATED     IN EXCESS
                                                    BENEFITS       OF ASSETS      BENEFITS       OF ASSETS
                                                   -----------    -----------    -----------    -----------
                                                                    (AMOUNTS IN MILLIONS)
Benefit obligation liability:
  Vested benefits..............................       $ 502           $ 9           $ 448           $ 7
  Nonvested benefits...........................          61             2              54             1
                                                      -----           ---           -----           ---
  Accumulated benefit obligation...............         563            11             502             8
  Effect of projected future compensation
     levels....................................         112             3             106             2
                                                      -----           ---           -----           ---
  Projected benefit obligation.................         675            14             608            10
Less plan assets at market value...............         854             -             715             -
                                                      -----           ---           -----           ---
Projected benefit obligation in excess of (less
  than) plan assets............................        (179)           14            (107)           10
Adjustments for deferrals of benefit obligation
  liability not yet recognized in cost:
  Net experience gain (loss)...................         200            (4)            127            (1)
  Initial net obligation.......................         (14)            -             (17)            -
  Prior service cost due to plan amendments....          (3)           (3)             (2)           (2)
Adjustment required to recognize minimum
  liability....................................           -             4               -             1
                                                      -----           ---           -----           ---
Accrued pension liability......................       $   4           $11           $   1           $ 8
                                                      =====           ===           =====           ===

     The year end measures of benefit obligation are based on an actuarial measurement date of October 1 of the respective years. The projected benefit obligation was determined using an assumed discount rate of 7.50 percent at December 31, 1997, and 7.75 percent at December 31, 1996. The assumed weighted-average long-term rate of compensation increase was 4.25 percent at December 31, 1997 and 4.5 percent at December 31, 1996. The assumed long-term rate of return on plan assets was 9.0 percent at December 31, 1997, 1996, and 1995. Plan assets consist principally of common stocks and fixed income investments. During 1997, one-year arrangements were executed limiting the Registrant's exposure to investment gains and losses on plan assets.

     The Registrant also sponsors four defined contribution retirement benefit plans that cover substantially all U.S. and Puerto Rican employees. All of these plans are subject to ERISA. Three of the plans are intended to be maintained under the provisions of the Internal Revenue Code of 1986, as amended, and one plan is intended to be maintained under the Puerto Rico Income Tax Act of 1954, as amended. Two of these plans provide that the employer will match certain portions of the employee-directed contributions. The Registrant's matching contributions to the above plans were $3 million in 1997, $1 million in 1996 and less than $1 million in 1995.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Registrant provides health and life insurance benefits for retired employees and certain dependents when employees become eligible for these benefits by satisfying plan provisions, which include certain age and/or service requirements. Health and life insurance benefits for retirees of domestic operations are provided through insurance contracts, a group benefit trust or general assets of the Registrant. Health and life insurance benefits for retirees of foreign operations, where applicable, are provided through government-sponsored plans to which contributions by the Registrant are required. The health insurance plans covering substantially all U.S. employees are contributory, with contributions adjusted annually, and these plans contain other cost-sharing features such as deductibles and coinsurance. Currently, the Registrant requires contributions, which are adjusted annually, primarily from employees who retired subsequent to 1991. The Registrant has the right to modify or terminate any of these plans in the future.

     The components of post-retirement benefit cost for 1997, 1996, and 1995 were:

                                                            1997      1996      1995
                                                            ----      ----      ----
                                                             (AMOUNTS IN MILLIONS)
Service cost..............................................  $ 4       $ 4       $ 3
Interest cost.............................................   21        21        21
Net amortization and deferral.............................   (8)       (4)       (7)
                                                            ---       ---       ---
Postretirement benefit cost...............................  $17       $21       $17
                                                            ===       ===       ===

     The funded status of the plans at December 31, 1997 and 1996, was:

                                                            1997            1996
                                                            -----           -----
                                                            (AMOUNTS IN MILLIONS)
Accumulated postretirement benefit obligation:
  Retirees................................................  $190            $215
  Eligible active plan participants.......................    14              13
  Other active plan participants..........................    33              57
                                                            ----            ----
                                                             237             285
Plan assets at market value...............................     -               -
                                                            ----            ----
Accumulated postretirement benefit obligation in excess of
  plan assets.............................................   237             285
Unrecognized prior period gain............................   104              85
Unrecognized prior service gain...........................    33              19
                                                            ----            ----
Postretirement benefit liability recognized in the balance
  sheet...................................................  $374            $389
                                                            ====            ====

     The year end measures of benefit obligation are based on an actuarial measurement date of October 1 of the respective years. The assumed weighted-average annual rate of increase in the per capita cost of medical and prescription drug benefits (applicable only to employees who retired prior to 1992) is 5.5 percent for 1998 and is assumed to decrease gradually each year from 1998 to 2000 and remain level at 5 percent thereafter. The assumed weighted-average annual rate of increase in the per capita cost of dental benefits (applicable only to employees who retired prior to 1992) is 5 percent in 1998 and is expected to remain level at that rate thereafter. These rates have no effect on the Registrant's costs for employees retiring after 1991 as the Registrant's policy is to increase retiree contributions so that the Registrant's annual per capita cost increases at the general inflation rate. The assumed annual rate of increase in the general inflation rate (applicable to employees retiring after 1991) is 4 percent.

     A 1 percent increase in the annual health care trend rates would have increased the accumulated post-retirement benefit obligation at December 31, 1997 and 1996, by $15 million and $18 million, respectively, and increased post-retirement benefit expense for 1997, 1996, and 1995 by $1 million in each year. The weighted-average discount rate used to estimate the accumulated post-retirement benefit obligation was 7.75 percent at December 31, 1997, and
8.0 percent at December 31, 1996.

     Effective September 1997, the Registrant amended its Retiree Health Insurance Plans to modify the period in which the service requirements could be fulfilled. This amendment resulted in a $15 million curtailment gain in 1997. It also reduced the net periodic postretirement cost by $3 million for 1997.

     During 1996, the Registrant closed its Lima, Ohio, facility at which time a $6 million curtailment gain was recognized. The decision to close this facility was made in 1995 and a $12 million curtailment loss was recognized at that time. Both amounts have been reflected in the restructuring charge line in their respective years. For more information related to this charge see the Restructurings note on pages 38 and 39.

NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable, consisting of commercial paper and bank borrowings, were $143 million and $118 million at an average interest rate of 7.1 percent and 6.2 percent at December 31, 1997 and 1996, respectively. At December 31, 1997, the Registrant maintained a $335 million committed domestic revolving credit facility. Commitment fees incurred were not material. The Registrant also maintained uncommitted foreign lines of credit for use by its foreign operations totaling the equivalent of approximately $10 million at December 31, 1997.

     Under a long-term debt agreement in place at December 31, 1997, payments of dividends are limited by the requirement to maintain a minimum level of net worth. At December 31, 1997, net worth exceeded the maintenance level by $314 million.

     The composition of long-term debt at December 31, 1997 and 1996, was:

                                                            1997            1996
                                                            -----           -----
                                                            (AMOUNTS IN MILLIONS)
9.48% notes due 2001......................................  $100            $100
9.15% notes due 2003......................................    50              50
9.34% notes due 2006......................................    50              50
Other, including $17 million of variable rate debt,
  weighted average rate of 4.3% at December 31, 1997......    22              26
                                                            ----            ----
                                                             222             226
Less amount due within one year...........................     9               4
                                                            ----            ----
Long-term debt (less current portion).....................  $213            $222
                                                            ====            ====

     In 1996, the Registrant filed a Registration Statement on Form S-3 with the Securities and Exchange Commission for the public issuance of up to $150 million of unsecured debt of the Registrant. As of December 31, 1997, no debt of the Registrant has been issued under this facility.

     Total principal payments required under long-term debt agreements for the five years subsequent to December 31, 1997, are $9 million in 1998, less than $1 million in 1999, $1 million in 2000, $100 million in 2001, and $3 million in 2002.

INCOME TAXES

     Income tax expense for the three years ended December 31, 1997, consisted of the following components:

                                                       1997       1996       1995
                                                       ----       ----       ----
                                                         (AMOUNTS IN MILLIONS)
Current income tax expense...........................  $152       $ 78       $ 69
Deferred income tax benefit..........................   (50)        (8)       (13)
                                                       ----       ----       ----
  Total income tax expense...........................  $102       $ 70       $ 56
                                                       ====       ====       ====
Total income tax expense includes:
  State tax..........................................  $ 12       $ 10       $  7
  Foreign tax........................................  $  7       $  -       $  8

     State income taxes for 1997, 1996, and 1995 were principally current. Foreign income taxes were principally current for 1997 and 1995, while 1996 included $9 million of current tax expense offset by $9 million of deferred tax benefit.

     Total income tax expense for each year varied from the amount computed by applying the statutory U.S. federal income tax rate to earnings before income taxes for the reasons set forth in the following reconciliation:

                                                          1997      1996      1995
                                                          ----      ----      ----
                                                           (AMOUNTS IN MILLIONS)
Income tax expense at the statutory rate................  $100      $ 64      $ 47
Increases (reductions) in taxes resulting from:
  State taxes based on income, net of federal income
     taxes..............................................     8         7         5
  Adjustments to prior year accruals....................     3         -         3
  Book/tax difference on sale of stock..................     -         -         5
  Nondeductible goodwill write-off......................     -         2         -
  FSC tax benefits......................................    (9)       (6)       (5)
  Miscellaneous other items.............................     -         3         1
                                                          ----      ----      ----
       Actual income tax expense........................  $102      $ 70      $ 56
                                                          ====      ====      ====
       "Effective" tax rate.............................  36.0%     38.0%     41.8%
                                                          ====      ====      ====

     Significant components of the net deferred tax assets at December 31, 1997 and 1996, were:

                                                            1997            1996
                                                            -----           -----
                                                            (AMOUNTS IN MILLIONS)
Deferred Tax Assets Arising From:
  Retiree medical.........................................  $144            $151
  Employee benefit plans..................................    13              10
  Warranty reserve........................................    13               9
  Inventories.............................................     8               6
  Restructuring...........................................     7              15
  Environmental reserves..................................     7               9
  Net operating losses....................................     3              10
  Recoverable taxes.......................................     3               6
  Other...................................................    29              30
                                                            ----            ----
       Total Deferred Tax Assets..........................   227             246
                                                            ----            ----
Deferred Tax Liabilities Arising From:
  Property, plant, and equipment..........................    40              37
  Taxes provided on unremitted foreign earnings...........    21              24
  Other...................................................    83              54
                                                            ----            ----
       Total Deferred Tax Liabilities.....................   144             115
                                                            ----            ----
       Net Deferred Tax Assets............................  $ 83            $131
                                                            ====            ====

     Domestic and foreign earnings/(loss) before income taxes and the cumulative effect of accounting change for the three years ended December 31, 1997, as shown below, exclude profits recorded on intercompany sales. Net interest expense is allocated between geographic segments based on non-cash assets.

                                                          1997      1996      1995
                                                          ----      ----      ----
                                                           (AMOUNTS IN MILLIONS)
Domestic................................................  $307      $206      $121
Foreign.................................................   (13)      (22)       14
                                                          ----      ----      ----
       Earnings before income taxes and cumulative
          effect of accounting change...................  $294      $184      $135
                                                          ====      ====      ====

     Profits recorded on intercompany sales from foreign entities excluded above were $19 million in 1997, 1996, and 1995, and were earned primarily by the Registrant's Singapore subsidiaries.

     As of December 31, 1997 and 1996, the Registrant had not provided federal income taxes on $65 million and $55 million, respectively, of undistributed earnings recorded by certain subsidiaries outside the United States, since these earnings were deemed permanently invested.

     The 1984 and 1985 issue related to certain intercompany loans between the Registrant and its Sunpac subsidiary in Singapore has been resolved with no material impact to the Registrant.

     In 1994, the IRS informed the Registrant that it was disallowing a deduction for $115 million in payments pursuant to the agreement dated August 29, 1988, which settled the previously disclosed government contracts dispute. This issue is currently in the process of final resolution with the IRS and the Registrant does not expect the settlement to have a material impact on its operations.

EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                        1997       1996       1995
                                                        -----      -----      -----
                                                        (AMOUNTS IN MILLIONS EXCEPT
                                                              PER SHARE DATA)
Numerator for basic and diluted earnings per share --
  Net earnings........................................  $ 183      $ 114      $  79
                                                        =====      =====      =====
Denominator:
  Denominator for basic earnings per share --
     Weighted-average shares..........................   59.8       61.0       62.7
  Effect of dilutive securities -- Employee stock
     options..........................................    0.4        0.3        0.2
                                                        -----      -----      -----
  Denominator for diluted earnings per share --
     adjusted weighted-average shares.................   60.2       61.3       62.9
                                                        =====      =====      =====
Basic earnings per share..............................  $3.06      $1.87      $1.25
                                                        =====      =====      =====
Diluted earnings per share............................  $3.04      $1.86      $1.25
                                                        =====      =====      =====

     Additional disclosures regarding employee stock options are presented on pages 36 through 38.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     In the normal course of business, the Registrant is party to financial instruments with off-balance-sheet risk to meet financing needs and to reduce its own exposure to fluctuations in exchange rates. These financial instruments include financial guarantees and forward exchange contracts. These instruments may involve elements of credit and/or exchange rate risk in excess of the amount recognized in the financial statements.

     Financial guarantees are conditional commitments issued by the Registrant to guarantee the payment of certain liabilities of unconsolidated affiliates and unaffiliated entities to third parties. These guarantees are issued primarily to support borrowing arrangements, and are scheduled to expire from 1998 to 2000. The Registrant's exposure for financial guarantees is equal to the contractual amount of these guarantees. Both the contractual amounts and the maximum credit loss in the event of non-performance were $6 million at December 31, 1997.

     Forward exchange contracts are contracts for delivery or purchase of foreign currencies at specified future dates. The contract amounts represent currency exposure if the counterparty fails to perform under the contract. At December 31, 1997, the Registrant had forward exchange contracts maturing primarily during 1998 to sell the equivalent of $72 million and to purchase the equivalent of $53 million in foreign currencies.

At December 31, 1996, the Registrant had forward exchange contracts maturing primarily during 1997 to sell the equivalent of $94 million and to purchase the equivalent of $66 million in foreign currencies. These included $89 million and $129 million in contracts, as of December 31, 1997 and 1996, respectively, which the Registrant used to limit its exposure to foreign currency fluctuations related to specific assets and liabilities denominated in foreign currencies, primarily the French franc and the British pound sterling. The remaining $36 million and $31 million in contracts as of December 31, 1997 and 1996, respectively, was used to limit the effects of foreign currency fluctuations on anticipated Singapore dollar cash requirements, based on forecasted monthly expenditures. The expected cash requirements relate to obligations of the Registrant's Singapore operations such as payroll and payments to vendors.

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

     The carrying amounts and fair values of the Registrant's financial instruments at December 31, 1997 and 1996, were:

                                                          1997                 1996
                                                    -----------------    -----------------
                                                    CARRYING    FAIR     CARRYING    FAIR
                                                     AMOUNT     VALUE     AMOUNT     VALUE
                                                    --------    -----    --------    -----
                                                            (AMOUNTS IN MILLIONS)
Cash and cash equivalents.......................      $ 13       $13       $ 18      $ 18
Foreign exchange contracts......................        (4)       (3)         -         -
Short-term debt.................................       143       143        118       118
Long-term debt..................................       222       253        226       257

LEASE ARRANGEMENTS AND RENT EXPENSE

     Rent and lease expense for the years 1997, 1996, and 1995 was $13 million, $13 million, and $15 million, respectively. The Registrant leases certain facilities and equipment under operating leases, many of which contain renewal options and escalation clauses. Minimum future rental commitments under noncancelable operating leases which extend beyond one year are payable as follows: 1998, $7 million; 1999, $5 million; 2000, $5 million; 2001, $4 million; 2002, $4 million; and after 2002, $1 million. Facilities and equipment under capital leases, minimum future rentals receivable under subleases, and contingent rental expenses were not significant for the years 1997, 1996, and 1995.

STOCK-BASED COMPENSATION

     The Registrant maintains five plans for the administration of stock-based compensation: the Stock Incentive Plan, the Management Stock Performance Plan, the 1982 Restricted Stock Plan, the 1989 Restricted Stock Plan, and the Nonemployee Director Stock Option Plan. The Stock Incentive Plan permits up to a maximum of 6.6 million shares of common stock to be granted as nonqualified and incentive stock options and restricted stock to managerial, supervisory, and professional employees. The Management Stock Performance Plan is similar in nature and permits up to 3 million shares to be granted. The 1982 and 1989 Restricted Stock Plans permit up to 2 million shares of restricted stock be granted; while the Nonemployee Director Stock Option Plan permits up to 264,000 stock options to be granted.

     In all plans offering stock options, the options are granted at fair market value for a term of 10 years and become exercisable in increments of 25 percent of an individual grant on each of the second through fifth anniversary dates of the grant. In all plans offering restricted stock, the restricted stock may not be sold by the employee until the restrictions placed on the shares expire. The restrictions lapse in increments of 20 percent of an individual grant on each of the fifth through ninth anniversary dates of the grant. The amount of compensation represented by the grants of restricted stock is being amortized over a nine-year vesting period. Total compensation expense recognized for restricted stock in 1997, 1996 and 1995 was $4 million, $2 million and $3 million, respectively. The following table summarizes information about the Registrant's restricted stock grants for the years 1997, 1996 and 1995:

                                                       1997       1996        1995
                                                      -------    -------    --------
Restricted shares granted.........................     50,500     51,600     234,200

Weighted average fair value per share.............    $ 51.42    $ 38.16    $  32.06

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

                                                             1997     1996     1995
                                                             -----    -----    -----
                                                             (IN MILLIONS EXCEPT PER
                                                                 SHARE AMOUNTS)
Net earnings -- as reported..............................    $ 183    $ 114    $  79
Net earnings -- pro forma................................      180      113       78
Basic earnings per share -- as reported..................     3.06     1.87     1.25
Basic earnings per share -- pro forma....................     3.01     1.85     1.25
Diluted earnings per share -- as reported................     3.04     1.86     1.25
Diluted earnings per share -- pro forma..................     2.99     1.84     1.25

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 5.86%, 6.05% and 6.02%; dividend yields of 1.3%, 1.6% and 1.7%; stock price volatility factors of 20.8%, 20.0% and 21.1%; assumed forfeiture rate of 3.0%; and expected life of the options of seven years. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The weighted-average fair value of options granted in 1997, 1996 and 1995 was $14.87, $10.75 and $8.97, respectively.

     Transactions involving stock options for the incentive stock plan are summarized as follows:

                                                                           WEIGHTED
                                                                           AVERAGE
                                                              NUMBER OF    EXERCISE
                      STOCK OPTIONS                            OPTIONS      PRICE
----------------------------------------------------------    ---------    --------
Outstanding December 31, 1994.............................    1,301,528     $20.88
  Granted.................................................      236,400      32.30
  Canceled................................................      (35,112)     20.96
  Exercised...............................................     (159,982)     19.36
                                                              ---------     ------
Outstanding December 31, 1995.............................    1,342,834      23.07
  Granted.................................................      698,350      38.87
  Canceled................................................      (29,100)     21.91
  Exercised...............................................     (176,629)     19.85
                                                              ---------     ------
Outstanding December 31, 1996.............................    1,835,455      29.41
  Granted.................................................      751,250      51.24
  Canceled................................................      (38,451)     31.91
  Exercised...............................................     (225,803)     21.19
                                                              ---------     ------
Outstanding December 31, 1997.............................    2,322,451     $37.23
                                                              =========     ======
Exercisable December 31, 1997.............................      658,723     $24.48
                                                              =========     ======

     The following summarizes information about the Registrant's stock options outstanding as of December 31, 1997:

                                           TOTAL OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                              ---------------------------------------------------    -------------------------------
                                             WEIGHTED AVERAGE
                                NUMBER          REMAINING        WEIGHTED AVERAGE      NUMBER       WEIGHTED AVERAGE
 RANGE OF EXERCISE PRICES     OUTSTANDING    CONTRACTUAL LIFE     EXERCISE PRICE     EXERCISABLE     EXERCISE PRICE
--------------------------    -----------    ----------------    ----------------    -----------    ----------------
$15 to $25................      663,026         6.2 years             $21.44           485,400           $21.06
$25 to $35................      234,175         7.8 years             $32.30           129,923           $32.50
$35 to $45................      675,100         8.9 years             $38.87            43,400           $38.64
$45 to $57................      750,150         9.9 years             $51.25                 -                -

RESEARCH AND DEVELOPMENT

     The Registrant performs research and development under both Company-funded programs and under contracts with others, principally the U.S. government. Company-funded programs include bid and proposal work for both military and commercial products and research and development. All Company-funded research and development is expensed as incurred or expensed in accordance with the Registrant's policy on contract accounting; customer-funded research and development is accounted for under the Registrant's contract accounting policy. Total research and development expenditures for the years 1997, 1996, and 1995 were $117 million, $98 million, and $113 million, respectively, of which $44 million, $43 million, and $47 million, respectively, was funded by customers.

RESTRUCTURINGS

     In December 1996, the Registrant initiated a restructuring plan related primarily to the operations of Sullair Europe S.A. which resulted in a pretax charge of $32 million. The charge is reflected in the restructuring charge line on the statement of earnings. The restructuring was undertaken as a result of continuing losses at this operation, weakness in the European economy, and significant competitive pressures in the European markets. The charge included $11 million in cash termination benefits for approximately 140 employees, primarily consisting of workers at Sullair Europe's St. Priest, France, facility. The charge also included $14 million for the partial write-down of assets of Sullair Europe and $7 million (primarily cash related charges) for disposition of the St. Priest facility and professional fees. Operations previously at the St. Priest facility were transferred to other Sullair plant sites in Europe and the United States. The shutdown of the St. Priest facility and the termination or transfer of the employees was completed during 1997, and it is anticipated that the sale of the facility will be completed by the end of 1999.

     Since the charge was recorded in 1996, approximately $8 million has been paid and charged against the restructuring liability, including costs to terminate 118 employees. Additionally, restructuring related period costs of $2 million were incurred during 1997.

     During 1995, the Registrant's Board of Directors approved a restructuring plan which resulted in a pretax charge of $58 million. The charge was taken to reduce excess Aerospace manufacturing capacity caused by reductions in manufacturing volume and increases in manufacturing productivity, and to write-down the assets of the Industrial segment's Spectronic Instruments business (Spectronic) and the Aerospace segment's Advanced Power Technology, Inc. (APT) in anticipation of their divestiture. The charge included $24 million in termination benefits ($9 million in cash related charges and $15 million in non-cash related charges), including recognition of certain long-term retirement benefits, for approximately 350 employees, primarily consisting of workers at the Registrant's Lima, Ohio, facility. Also included in the charge was $29 million for the write-down of the assets of the Lima facility, Spectronic, and APT, as well as $5 million (cash related charges) for disposition of the Lima facility. The shutdown of the Lima facility was completed during 1996. The disposition of the Lima facility is expected to be completed in the first quarter of 1998 and the sales of Spectronic and a majority interest in APT were completed in the third quarter of 1995.

     Since the 1995 restructuring charge was recorded, approximately $10 million has been paid and charged against the restructuring liability, including costs to terminate 360 employees. During 1996, as a result of the Lima plant shutdown, future pension and other post-retirement benefits for the terminated Lima employees were fixed causing recognition of curtailment and settlement gains totaling $8 million, which are reflected in the restructuring charge line on the statement of earnings. Additionally, during 1996 approximately $13 million was charged to costs of products sold related primarily to the movement of equipment from the Lima facility to other manufacturing sites.

ENVIRONMENTAL MATTERS

     The Registrant must comply with numerous environmental laws and regulations and is exposed to liabilities and compliance costs arising from its past and current handling, processing, storing, and disposal of hazardous substances and wastes. The Registrant continually monitors its operations with respect to potential environmental issues and, where appropriate, has established reserves for onsite and offsite environmental investigation and remediation costs. The amount reserved with respect to any site reflects the Registrant's estimate of its degree of responsibility, the anticipated cost of remediation and, when applicable, an assessment of the ability of other potentially responsible parties (PRPs) to pay their share of such costs. Although the Registrant believes its experience provides a reasonable basis for estimating its liability, the ultimate outcome may differ from the Registrant's estimates. As additional information becomes available to the Registrant, the reserves are adjusted as necessary.

     The Registrant's expenditures from its reserves for investigation and remediation costs over the past three years are as follows: 1997 -- $1 million; 1996 -- $5 million; and 1995 -- $3 million. In addition to this spending, approximately $1 million was expensed and added to the reserves during this three-year period. It is anticipated that expenditures from the environmental reserves will be $4 million in 1998 and $2 million in 1999.

     Although the Registrant believes that its environmental reserves are adequate, due to changed circumstances or the discovery of new sites at which the Registrant is liable, additional accruals could be required in the future that could have a material effect on the results of operations in a particular quarter or annual period.

However, the Registrant believes it is unlikely that there would be any material adverse effect on the Registrant's overall financial position.

     Environmental expenditures that relate to the day-to-day activities of current operations are expensed or capitalized as appropriate. These expenditures are in addition to the above reserve spending for investigation and remediation. Such expenditures in 1997, 1996, and 1995 were not material and are not expected to be material in 1998 or 1999.

     At the present and former plant sites where the Registrant is presently conducting remediations, the established reserves are believed to be adequate to complete the required remediation. At certain present and former plant sites, the Registrant is in the process of evaluating whether remediation will be required or whether the existing contamination is attributable to the Registrant's activities. The Registrant is presently unable to determine whether the applicable reserves will need to be adjusted.

     Under the Superfund laws, the Registrant participates as a PRP at 27 sites where environmental remediation is being or will be conducted. At 23 of these sites, the Registrant anticipates that it will be able to conclude its participation by settling as a de minimis PRP and that the reserves are adequate to satisfy these liabilities. At two sites, the Registrant will not qualify as a de minimus PRP. However, based upon the Registrant's evaluation of its exposure and the information available from its activity as a PRP, the Registrant believes its reserves are adequate to satisfy its liabilities related to these sites.

     Both of the remaining Superfund sites are located in Rockford, Illinois. At one of these sites, the PRP group in which the Registrant participates, has entered into consent decrees with the Illinois Environmental Protection Agency relating to certain investigations and interim remediations which are substantially complete and the Registrant has fully reserved for its share of the allocated costs. The PRP group is currently finalizing the results of the feasibility study and determining the scope of remediation. Although the Registrant has established reserves for the clean-up based upon its evaluation of its exposure and presently available information, until the clean-up method has been determined and costs allocated among the PRP group, the Registrant cannot determine whether the reserves are adequate.

     The second Superfund site relates to a regional area of groundwater contamination, much of which is located in a highly industrialized area. The contamination appears to be the result of multiple sources resulting from over 100 years of industrial activity. The Registrant could be linked to the site through potential contamination at one of its plant sites and through testimony indicating that some of its waste could have been disposed at one of the known sources of contamination. The City of Rockford and the U.S. Department of Justice have reached a settlement relating to groundwater remediation. The City is also coordinating meetings to resolve the payment of other costs relating to the site, including the EPA's claim for approximately $11 million of past costs. It is not known whether the settlement efforts and discussions will be successful. In the event they fail, the Registrant believes it has sound legal and factual defenses to the EPA's cost recovery efforts. Based upon available information, the Registrant has established reserves which anticipate a negotiated settlement which it believes is likely. In the event these efforts fail, the Registrant can not currently determine whether the reserves will be adequate.

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

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

       None.

                                    PART III

     The information required by Items 10 through 13 of Part III of this report, with the exception of the information on the Executive Officers which appears at the end of Part I, is incorporated by reference from the Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Proxy Statement, information under the captions "Nominees for Election to Board for Terms Expiring in 2001," "Directors Whose Terms Expire in 1999" and "Directors Whose Terms Expire in 2000" on pages 2 and 3; and information under the caption "Section 16 Compliance" on page 17.

ITEM 11. EXECUTIVE COMPENSATION

     Proxy Statement, information regarding director compensation on pages 4 and 5; information under the caption "Compensation Committee Interlocks and Insider Participation" on page 5; and information under the captions "Compensation Committee Report on Executive Compensation," "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Retirement Plans," and "Employment Agreements" on pages 5 through 16.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Proxy Statement, information under the caption "Ownership of Sundstrand Common Stock" on page 8.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Proxy Statement, information under the caption "Transactions and Loans with Management" on page 16.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                        PAGE NO.
                                                                        --------
(a)   1.  Consolidated Financial Statements Included in Part II
            Management's Report.......................................     20
            Independent Auditors' Report..............................     20
            Consolidated Statement of Earnings, Years Ended December       21
               31, 1997, 1996,
               and 1995...............................................
            Consolidated Statement of Cash Flows, Years Ended December     22
               31, 1997, 1996,
               and 1995...............................................
            Consolidated Balance Sheet, December 31, 1997 and 1996....     23
            Consolidated Statement of Shareholders' Equity, Years          24
               Ended December 31, 1997, 1996, and 1995................
            Information by Business Segment for the Years Ended            25
               December 31, 1997, 1996, and 1995......................
            Quarterly Results (Unaudited) for 1997 and 1996...........     26
            Notes to Consolidated Financial Statements................     27

(a)  2.  Financial Statement Schedules
         The schedules have been omitted as the required information is not applicable or not required.
(a)  3.  Exhibits
        (3)  Articles of Incorporation and By-Laws
             (a) Registrant's Restated Certificate of Incorporation as effective
                 December 19, 1991 (filed as Exhibit (3)(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-5358, and incorporated herein by reference).
             (b) Registrant's By-Laws, including all amendments, as effective
                 November 18, 1997.
        (4) Instruments Defining the Rights of Security Holders, including Indentures
             (a) Credit Agreement dated as of January 28, 1993, among Registrant and seven banking institutions including Morgan Guaranty Trust Company of New York, as Agent (filed as Exhibit (4)(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-5358, and incorporated herein by reference); Amendment No. 1 dated October 15, 1993, and Amendment No. 2 dated October 31, 1994, to the Credit Agreement (filed as Exhibit (4)(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5358, and incorporated herein by reference); and Amendment No. 3 dated November 30, 1995, to the Credit Agreement (filed as Exhibit (4)(c) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5358, and incorporated herein by reference); and Amended and Restated Credit Agreement dated December 16, 1996, to the Credit Agreement (filed as Exhibit (4)(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5358, and incorporated herein by reference).
             (b) Second Amended and Restated Rights Agreement between Registrant and Harris Trust and Savings Bank, as Rights Agent, dated November 21, 1995 (filed as Exhibit 1 to Registrant's Form 8-A/A (Amendment No. 2) dated November 27, 1995, File No. 1-5358, and incorporated herein by reference); and First Amendment to Second Amended and Restated Rights Agreement, dated February 20, 1996 (filed as Exhibit (4)(e) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5358, and incorporated herein by reference).
             (c) Lease dated as of December 14, 1987, between Registrant and
                 Greyhound Real Estate Investment Six, Inc. (filed as Exhibit
                 (4)(f) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, File No. 1-5358, and incorporated herein by reference).
             (d) Note Agreement of Registrant dated May 15, 1991 (filed as
                 Exhibit (19)(c) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, File No. 1-5358, and incorporated herein by reference); and Amendment effective December 31, 1991, to the Note Agreement (filed as Exhibit
                 (19)(c) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992, File No. 1-5358, and incorporated herein by reference).
             (e) Note Agreement of Registrant dated October 31, 1991 (filed as
                 Exhibit (4)(l) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-5358, and incorporated herein by reference); and Amendment dated December 1, 1995, to the Note Agreement (filed as Exhibit (4)(l) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5358, and incorporated herein by reference).
             (f) Note Agreement of Registrant dated December 2, 1991 (filed as
                 Exhibit (4)(m) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-5358, and incorporated herein by reference).

             (g) Amendment dated December 11, 1995, to Registrant's Note
                 Agreement dated May 15, 1991, as amended December 31, 1991, and to Registrant's Note Agreement dated December 2, 1991 (filed as Exhibit (4)(n) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5358, and incorporated herein by reference).
        (10) Material Contracts
             (a) Employment Agreement dated September 19, 1995, between
                 Registrant and Robert H. Jenkins, Registrant's Chairman of the Board, President and Chief Executive Officer, effective October 1, 1995 (filed as Exhibit (10)(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995,
                 File No. 1-5358, and incorporated herein by reference).*
             (b) Agreement dated June 19, 1988, between Registrant and Paul
                 Donovan, Registrant's Executive Vice President and Chief
                 Financial Officer, regarding Registrant's repurchase of shares of restricted stock (filed as Exhibit (10)(h) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5358, and incorporated herein by reference).*
             (c) Form of Employment Agreement, including all amendments thereto, between Registrant and each of Paul Donovan, Registrant's Executive Vice President and Chief Financial Officer; Patrick
                 L. Thomas, Registrant's Executive Vice President and Chief Operating Officer, Industrial; Ronald F. McKenna, Registrant's Executive Vice President and Chief Operating Officer, Aerospace; Richard M. Schilling, Registrant's Retired Vice President and General Counsel and Secretary; and DeWayne J. Fellows, Registrant's Vice President and Controller (filed as Exhibit (10)(g) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-5358, and incorporated herein by reference).*
             (d) Termination agreement dated June 7, 1996, between Registrant and Robert J. Smuland (filed as Exhibit (1) to Registrant's Current Report on Form 8-K dated June 10, 1996, File No. 1-5358, and incorporated herein by reference).*
             (e) Termination agreement dated August 7, 1996, between Registrant and James F. Ricketts (filed as Exhibit (10)(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 1-5358, and incorporated herein by reference).*
             (f) Registrant's Stock Incentive Plan effective December 1, 1992
                 (filed as Exhibit (10)(l) to Registrant's Annual Report for the fiscal year ended December 31, 1992, File No. 1-5358, and incorporated herein by reference).*
             (g) Text of resolution adopted by the Board of Directors of
                 Registrant on April 18, 1995, amending Registrant's Stock Incentive Plan (filed as Exhibit (10)(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-5358, and incorporated herein by reference).*
             (h) First Amendment to Registrant's Stock Incentive Plan effective as of November 19, 1996 (filed as Exhibit (10)(j) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5358, and incorporated herein by reference).*
             (i) Registrant's Nonemployee Director Stock Option Plan effective
                 August 1, 1994 (filed as Exhibit A to Registrant's Proxy Statement dated March 7, 1995, File No. 1-5358, and incorporated herein by reference).*
             (j) Registrant's Nonemployee Director Compensation Plan effective
                 August 1, 1994 (filed as Exhibit B to Registrant's Proxy Statement dated March 7, 1995, File No. 1-5358, and incorporated herein by reference).*
             (k) First Amendment to Registrant's Nonemployee Director
                 Compensation Plan (now known as the Director Compensation Plan) effective as of April 21, 1998.*
             (l) Registrant's 1989 Restricted Stock Plan as adopted April 20,
                 1989, by the stockholders of Registrant (filed as Exhibit
                 (10)(v) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5358, and incorporated herein by reference).*

*Management contract or compensatory plan.

             (m) Registrant's 1982 Restricted Stock Plan as adopted on April 15,
                 1982, by the stockholders of Registrant, including all amendments through April 16, 1986 (filed as Exhibit (10)(c) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1982, File No. 1-5358, and incorporated herein by reference).*
             (n) Text of resolution adopted by the Board of Directors of
                 Registrant on April 17, 1986, amending Registrant's 1982 Restricted Stock Plan (filed as Exhibit (10)(c) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, File No. 1-5358, and incorporated herein by reference).*
             (o) Text of resolution adopted by the Board of Directors of
                 Registrant on August 7, 1990, amending Registrant's 1982 and 1989 Restricted Stock Plans (filed as Exhibit (19)(f) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, File No. 1-5358, and incorporated herein by reference).*
             (p) Text of resolution adopted by the Board of Directors of
                 Registrant on July 16, 1989, adopting a Director Emeritus Retirement Plan and copy of such plan as effective July 20, 1989 (filed as Exhibit (10)(dd) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5358, and incorporated herein by reference).*
             (q) First Amendment to Registrant's Director Emeritus Retirement
                 Plan effective as of April 21, 1998.*
             (r) Text of resolution adopted by the Board of Directors of
                 Registrant on October 17, 1984, establishing a 1984 Elected Officers' Loan Program (filed as Exhibit (10)(i) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1984, File No. 1-5358, and incorporated herein by reference).*
             (s) Text of resolution adopted by the Board of Directors of
                 Registrant on October 15, 1991, amending the 1984 Elected Officers' Loan Program (filed as Exhibit (10)(ff) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-5358, and incorporated herein by reference).*
             (t) Registrant's Management Stock Performance Plan effective as of
                 November 19, 1996 (filed as Exhibit (10)(t) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5358, and incorporated herein by reference).*
             (u) Registrant's Supplemental Retirement plan effective as of
                 December 10, 1975, including all amendments (filed as Exhibit
                 (10)(u) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5358, and incorporated herein by reference).*
             (v) Registrant's Officer Performance Compensation Plan effective as of January 1, 1997 (filed as Exhibit A to Registrant's Proxy Statement dated March 5, 1997, File No. 1-5358, and incorporated herein by reference).*
             (w) Amended and Restated Deferred Compensation Plan of Registrant
                 effective as of December 19, 1997.*
             (x) Consulting Agreement dated April 15, 1997, between Registrant and Don R. O'Hare, Registrant's retired Chairman of the Board, effective April 15, 1997 (filed as Exhibit (10)(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 1-5358, and incorporated herein by reference).*
             (y) Consulting agreement dated September 22, 1997, between
                 Registrant and Richard M. Schilling, Registrant's retired Vice President, General Counsel and Secretary, effective December 31, 1997.*
        (21)  Subsidiaries of Registrant
        (23)  Consents of Experts and Counsel
             (a) Consent of Independent Auditors (Ernst & Young LLP).

*Management contract or compensatory plan.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of March, 1998.

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

Robert H. Jenkins
Chairman of the Board, President
and Chief Executive Officer

Paul Donovan
Executive Vice President
and Chief Financial Officer

DeWayne J. Fellows
Vice President and Controller

Richard A. Abdoo
Director

J. P. Bolduc
Director

Ilene S. Gordon                            } March 10, 1998
Director

Gerald Grinstein
Director

Charles Marshall
Director

Klaus H. Murmann
Director

Ward Smith
Director

Berger G. Wallin
Director


By:        /s/ PAUL DONOVAN
    ----------------------------------
      Paul Donovan, Attorney-in-Fact