Form 10-K/A
period 1997-12-31
SUNDSTRAND CORP /DE/
filed 1998-04-14
CIK 95395

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-K/A

    [X] Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934
         For the fiscal year ended December 31, 1997    or
   [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

                  Commission file number 1-5358

                     SUNDSTRAND CORPORATION
     (Exact name of registrant as specified in its charter)

              Delaware                             36-1840610
  (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)              Identification No.)
        4949 Harrison Avenue
           P.O. Box 7003
        Rockford, Illinois                         61125-7003
  (Address of principal executive                  (Zip Code)
              offices)

Registrant's telephone number, including area code (815) 226-6000

Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange on which
                                                   the common
        Title of each class              stock and rights are registered
        -------------------              -------------------------------
   Common stock - $.50 par value             New York Stock Exchange
    Common stock purchase rights             Chicago Stock Exchange
                                             Pacific Stock Exchange

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

Document                                               Form 10-K reference
--------                                               -------------------
Portions of Registrant's Proxy Statement for Annual    Part III
Meeting of Stockholders to be held April 21, 1998

==============================================================================
AMENDING PREVIOUSLY FILED FINANCIAL DATA SCHEDULES

<Page 2>

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

                            * * * * *

                                                                    Page
                                                                     No.
                                                                    ----

(a)  1.  Consolidated Financial Statements Included in Part II
          Management's Report.....................................   19
          Independent Auditors' Report............................   20
          Consolidated Statement of Earnings, Years Ended
           December 31, 1997, 1996, and 1995......................   21
          Consolidated Statement of Cash Flows, Years Ended
           December 31, 1997, 1996, and 1995......................   22
          Consolidated Balance Sheet, December 31, 1997 and 1996.. 23 Consolidated Statement of Shareholders' Equity, Years
           Ended December 31, 1997, 1996, and 1995................   24
          Information  by Business Segment for the Years
           Ended December 31, 1997, 1996, and 1995................   25
          Quarterly Results (Unaudited) for 1997 and 1996.........   26
          Notes to Consolidated Financial Statements..............   27

<Page 3>

   (a)  2.  Financial Statement Schedules
            The schedules have been omitted, as the required information is not applicable or not required.
   (a)  3.  Exhibits
            (3)  Articles of Incorporation and By-Laws
                 (a) Registrant's Restated Certificate of Incorporation as effective December 19, 1991 (filed as Exhibit (3)(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-5358, and incorporated herein by reference).
                 (b) Registrant's By-Laws, including all amendments, as effective November 18, 1997. **
            (4) Instruments Defining the Rights of Security Holders, including Indentures
                 (a) Credit Agreement dated as of January 28, 1993, among Registrant and seven banking institutions including Morgan Guaranty Trust Company of New York, as Agent (filed as Exhibit (4)(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-5358, and incorporated herein by reference); Amendment No. 1 dated October 15, 1993, and Amendment No. 2 dated October 31, 1994, to the Credit Agreement (filed as Exhibit (4)(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5358, and incorporated herein by reference); and Amendment No. 3 dated November 30, 1995, to the Credit Agreement
                      (filed as Exhibit (4)(c) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5358, and incorporated herein by reference); and Amended and Restated Credit Agreement dated December 16, 1996, to the Credit Agreement
                      (filed as Exhibit 4(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5358, and incorporated herein by reference).
                 (b) Second Amended and Restated Rights Agreement between Registrant and Harris Trust and Savings Bank, as
                      Rights Agent, dated November 21, 1995 (filed as
                      Exhibit 1 to Registrant's Form 8-A/A (Amendment No. 2) dated November 27, 1995, File No. 1-5358, and incorporated herein by reference); and First Amendment to Second Amended and Restated Rights Agreement, dated February 20, 1996 (filed as Exhibit 1 to Registrant's Form 8-A12B/A (Amendment No. 3) dated May 10, 1996, File No. 1-5358, and incorporated herein by reference).
                 (c)  Lease dated as of December 14, 1987, between
                      Registrant and Greyhound Real Estate Investment
                      Six, Inc. (filed as Exhibit (4)(f) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, File No. 1-5358, and incorporated herein by reference).
                 (d)  Note Agreement of Registrant dated May 15, 1991
                      (filed as Exhibit (19)(c) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, File No. 1-5358, and incorporated herein by reference); and Amendment effective December 31, 1991, to the Note Agreement (filed as Exhibit (19)(c) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992, File No. 1-5358, and incorporated herein by reference).
                 (e) Note Agreement of Registrant dated October 31, 1991 (filed as Exhibit (4)(l) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-5358, and incorporated herein by reference); and Amendment dated December 1, 1995, to the Note Agreement (filed as Exhibit (4)(l) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5358, and incorporated herein by reference).
                 (f)  Note Agreement of Registrant dated December 2,
                      1991 (filed as Exhibit (4)(m) to Registrant's Annual Report on Form 10-K for the fiscal year ended
                      December 31, 1991, File No. 1-5358, and incorporated herein by reference).


   **  Previously filed.

<Page 4>

                 (g)  Amendment dated December 11, 1995, to Registrant's
                      Note Agreement dated May 15, 1991, as amended
                      December 31, 1991, and to Registrant's Note Agreement dated December 2, 1991 (filed as Exhibit (4)(n) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5358, and incorporated herein by reference).
           (10)  Material Contracts
                 (a) Employment Agreement dated September 19, 1995, between Registrant and Robert H. Jenkins, Registrant's Chairman of the Board, President and Chief Executive Officer, effective October 1, 1995 (filed as Exhibit
                      (10)(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No.
                      1-5358, and incorporated herein by reference). *
                 (b)  Agreement dated June 19, 1988, between Registrant and
                      Paul Donovan, Registrant's Executive Vice President and Chief Financial Officer, regarding Registrant's repurchase of shares of restricted stock (filed as Exhibit
                      (10)(h) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No.
                      1-5358, and incorporated herein by reference). *
                 (c) Form of Employment Agreement, including all amendments thereto, between Registrant and each of Paul Donovan, Registrant's Executive Vice President and Chief Financial Officer; Patrick L. Thomas, Registrant's Executive Vice President and Chief
                      Operating Officer, Industrial; Ronald F. McKenna, Registrant's Executive Vice President and Chief
                      Operating Officer, Aerospace; Richard M. Schilling, Registrant's Retired Vice President and General Counsel and Secretary; and DeWayne J. Fellows, Registrant's
                      Vice President and Controller (filed as Exhibit
                      (10)(g) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-5358, and incorporated herein by reference). *
                 (d) Termination agreement dated June 7, 1996, between Registrant and Robert J. Smuland (filed as Exhibit (1) to Registrant's Current Report on Form 8-K dated
                      June 10, 1996, File No. 1-5358, and incorporated herein by reference). *
                 (e) Termination agreement dated August 7, 1996, between Registrant and James F. Ricketts (filed as Exhibit
                      (10)(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No.
                      1-5358, and incorporated herein by reference). *
                 (f)  Registrant's Stock Incentive Plan effective
                      December 1, 1992 (filed as Exhibit (10)(l) to
                      Registrant's Annual Report for the fiscal year ended December 31, 1992, File No. 1-5358, and incorporated herein by reference). *
                 (g) Text of resolution adopted by the Board of Directors of Registrant on April 18, 1995, amending Registrant's Stock Incentive Plan (filed as Exhibit (10)(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-5358, and incorporated herein by reference). *
                 (h)  First Amendment to Registrant's Stock Incentive
                      Plan effective as of November 19, 1996 (filed as
                      Exhibit 10(j) to Registrant's Annual Report on Form
                      10-K for the fiscal year ended December 31, 1996, File No. 1-5358, and incorporated herein by reference). *
                 (i)  Registrant's Nonemployee Director Stock Option
                      Plan effective August 1, 1994 (filed as Exhibit A to Registrant's Proxy Statement dated March 7, 1995,
                      File No. 1-5358, and incorporated herein by reference). *
                 (j) Registrant's Nonemployee Director Compensation Plan effective August 1, 1994 (filed as Exhibit B to Registrant's Proxy Statement dated March 7, 1995,
                      File No. 1-5358, and incorporated herein by reference). *
                 (k) First Amendment to Registrant's Nonemployee Director Compensation Plan (now known as the Director
                      Compensation Plan) effective as of April 21, 1997. *
                 (l)  Registrant's 1989 Restricted Stock Plan as adopted
                      April 20, 1989, by the stockholders of Registrant
                      (filed as Exhibit (10)(v) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5358, and incorporated herein by reference). *

   *  Management contract or compensatory plan.

<Page 5>

                 (m) Registrant's 1982 Restricted Stock Plan as adopted on April 15, 1982, by the stockholders of Registrant, including all amendments through April 16, 1986 (filed as Exhibit (10)(c) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1982, File No.
                      1-5358, and incorporated herein by reference). *
                 (n) Text of resolution adopted by the Board of Directors of Registrant on April 17, 1986, amending Registrant's 1982 Restricted Stock Plan
                      (filed as Exhibit (10)(c) to Registrant's Annual
                      Report on Form 10-K for the fiscal year ended
                      December 31, 1986, File No. 1-5358, and
                      incorporated herein by reference). *
                 (o) Text of resolution adopted by the Board of Directors of Registrant on August 7, 1990, amending Registrant's 1982 and 1989 Restricted
                      Stock Plans (filed as Exhibit (19)(f) to
                      Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, File No.
                      1-5358, and incorporated herein by reference). *
                 (p) Text of resolution adopted by the Board of Directors of Registrant on July 16, 1989, adopting a Director Emeritus Retirement Plan and copy of such plan as effective July 20, 1989
                      (filed as Exhibit (10)(dd) to Registrant's
                      Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5358, and incorporated herein by reference). *
                 (q)  First Amendment to Registrant's Director
                      Emeritus Retirement Plan effective as of April
                      21, 1997. * and **
                 (r) Text of resolution adopted by the Board of Directors of Registrant on October 17, 1984, establishing a 1984 Elected Officers' Loan
                      Program (filed as Exhibit (10)(i) to
                      Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1984, File No.
                      1-5358, and incorporated herein by reference). *
                 (s) Text of resolution adopted by the Board of Directors of Registrant on October 15, 1991, amending the 1984 Elected Officers' Loan Program
                      (filed as Exhibit (10)(ff) to Registrant's
                      Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-5358, and incorporated herein by reference). *
                 (t) Registrant's Management Stock Performance Plan effective as of November 19, 1996 (filed as Exhibit 10(t) to Registrant's Annual Report on
                      Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5358, and incorporated herein by reference). *
                 (u) Registrant's Supplemental Retirement plan effective as of December 10, 1975, including all amendments (filed as Exhibit 10(u) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5358, and incorporated herein by reference). *
                 (v)  Registrant's Officer Performance Compensation
                      Plan effective as of January 1, 1997 (filed as
                      Exhibit A to Registrant's Proxy Statement dated
                      March 5, 1997, File No. 1-5358, and incorporated herein by reference). *
                 (w) Amended and Restated Deferred Compensation Plan of Registrant effective as of December 19, 1997. * and **
                 (x) Consulting Agreement dated April 15, 1997, between Registrant and Don R. O'Hare, Registrant's retired Chairman of the Board, effective April 15, 1997
                      (filed as Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 1-5358, and incorporated herein by reference). *
                 (y) Consulting agreement dated September 22, 1997, between Registrant and Richard M. Schilling, Registrant's retired Vice President, General Counsel and Secretary, effective December 31, 1997. * and **
           (21)  Subsidiaries of Registrant **
           (23)  Consents of Experts and Counsel
                 (a)  Consent of Independent Auditors (Ernst & Young LLP). **
           (27)  Financial Data Schedule **

   *   Management contract or compensatory plan.
   **  Previously filed.

<Page 6>
           (27.1) Restated Financial Data Schedule for the quarterly period ended September 30, 1997
           (27.2) Restated Financial Data Schedule for the year ended December 31, 1996
           (27.3) Restated Financial Data Schedule for the quarterly period ended September 30, 1996
           (99)  Additional Exhibits
                 (a)  Undertakings (filed as Exhibit (28)(a) to
                      Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1982, File No.
                      1-5358, and incorporated herein by reference).
      (b)  Reports on Form 8-K
           None



                           SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Sundstrand Corporation
                                  _____________________________
                                           (Registrant)


Date:  April 14, 1998                   /s/ Mary Ann Hynes
                                  -----------------------------
                                          Mary Ann Hynes
                                    Vice President and General
                                      Counsel and Secretary


Date:  April 14, 1998                 /s/ DeWayne J. Fellows
                                  -----------------------------
                                        DeWayne J. Fellows
                                  Vice President and Controller