Form 10-Q
period 1998-03-31
SUNDSTRAND CORP /DE/
filed 1998-05-05
CIK 95395

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ____________.

                         Commission file number 1-5358

                             Sundstrand Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                         36-1840610
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


         4949 Harrison Avenue, P.O. Box 7003, Rockford, IL  61125-7003
         -------------------------------------------------------------
             (Address of principal executive offices and zip code)

                                 (815) 226-6000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                               _________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X    No
                                     ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




               Class                            Outstanding at April 24, 1998
--------------------------------------          -----------------------------
Common Stock, par value $.50 per share                   57,159,380

                             SUNDSTRAND CORPORATION

                                   FORM 10-Q

                      For the Quarter Ended March 31, 1998


                                     INDEX



                                                                                Page
                                                                                ----
Part  I.   Financial Information

             Item 1.  Financial Statements                                        3

             Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                         9

Part II.   Other Information

             Item 1.  Legal Proceedings                                          11

             Item 6.  Exhibits and Reports on Form 8-K                           11

Signatures                                                                       12

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
SUNDSTRAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)


                                                              Three Months Ended
                                                                  March 31,
                                                             --------------------
(Amounts in millions except per share data)                   1998          1997
---------------------------------------------------------------------------------
Net sales                                                    $  485        $  389

Costs, expenses, and other income:
  Costs of products sold                                        319           257
  Marketing and administration                                   81            72
  Interest expense                                                8             8
  Interest income                                                (1)           (2)
  Other, net                                                      -            (1)
                                                             ------        ------
                                                                407           334
                                                             ------        ------

Earnings before income taxes                                     78            55
Less income taxes                                                27            20
                                                             ------        ------
Net earnings                                                 $   51        $   35
                                                             ======        ======

Weighted-average number of common shares outstanding           57.3          60.2
Weighted-average number of common shares outstanding --
  assuming dilution                                            57.8          60.5

Basic net earnings per share                                 $  .89        $  .58
                                                             ======        ======

Diluted net earnings per share                               $  .88        $  .58
                                                             ======        ======

Cash dividends per common share                              $  .17        $  .17
                                                             ======        ======

SUNDSTRAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)


                                                              Three Months Ended
                                                                  March 31,
                                                             --------------------
(Amounts in millions)                                         1998          1997
---------------------------------------------------------------------------------
Net earnings                                                 $  51         $  35

Other comprehensive income, net of taxes -- Foreign
  currency translation adjustments                              (1)           (2)

                                                             -----         -----
Comprehensive income                                         $  50         $  33
                                                             =====         =====

SUNDSTRAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                              Three Months Ended
                                                                  March 31,
                                                             --------------------
(Amounts in millions)                                         1998          1997
---------------------------------------------------------------------------------
Cash flow from operating activities:
 Net earnings                                                $  51         $  35
 Adjustments to reconcile net earnings to cash
   provided by operating activities:
   Depreciation                                                 16            15
   Amortization                                                  4             4
   Deferred income taxes                                         2             -
   Change in operating assets and liabilities excluding
    the effects of acquisitions:
    Accounts receivable                                          4            (7)
    Inventories                                                (19)          (18)
    Other assets                                                19             -
    Accounts payable                                            (2)            9
    Accrued expenses                                            21            26
   Other                                                        (3)           (1)
                                                             -----         -----
    Total adjustments                                           42            28
                                                             -----         -----
NET CASH PROVIDED BY OPERATING ACTIVITIES                       93            63
                                                             -----         -----
Cash flow from investing activities:
 Cash paid for property, plant and equipment                   (23)          (32)
 Cash paid for acquisitions, net of cash acquired              (37)           (5)
 Other investing activities                                     (2)            1
                                                             -----         -----
NET CASH USED FOR INVESTING ACTIVITIES                         (62)          (36)
                                                             -----         -----
Cash flow from financing activities:
 Net borrowings (payments) supported by lines of credit         26            (5)
 Principal payments on long-term debt                           (4)            -
 Additional debt for Industrial acquisitions                     3             -
 Proceeds from stock options exercised                           2             4
 Purchase of treasury stock                                    (50)          (21)
 Dividends paid                                                (10)          (10)
                                                             -----         -----
NET CASH USED FOR FINANCING ACTIVITIES                         (33)          (32)
                                                             -----         -----
Effect of exchange rate changes on cash                          1             5
                                                             -----         -----
 Decrease in cash and cash equivalents                          (1)            -
 Cash and cash equivalents at January 1                         13            18
                                                             -----         -----
CASH AND CASH EQUIVALENTS AT MARCH 31                        $  12         $  18
                                                             =====         =====
Supplemental cash flow information:
 Interest paid                                               $   4         $   3
 Income taxes paid                                           $   3         $   2

SUNDSTRAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)




                                                             MARCH 31,      December 31,
(Amounts in millions)                                          1998             1997
----------------------------------------------------------------------------------------
Assets

Current Assets
  Cash and cash equivalents                                  $     12         $     13
  Accounts receivable, net                                        322              326
  Inventories, net of progress payments                           482              462
  Deferred income taxes                                            48               49
  Other current assets                                             20               30
                                                             --------         --------
   Total current assets                                           884              880

Property, Plant, and Equipment, net                               482              472
Intangible Assets, net                                            294              265
Deferred Income Taxes                                              33               34
Other Assets                                                       44               49
                                                             --------         --------
                                                             $  1,737         $  1,700
                                                             ========         ========

Liabilities and Shareholders' Equity

Current Liabilities
  Notes payable                                              $    169         $    143
  Long-term debt due within one year                                5                9
  Accounts payable                                                123              124
  Accrued salaries, wages, and commissions                         26               26
  Accrued postretirement benefits other than pensions              18               17
  Other accrued liabilities                                       158              148
                                                             --------         --------
   Total current liabilities                                      499              467

Long-Term Debt                                                    216              213
Accrued Postretirement Benefits Other Than Pensions               353              357
Other Liabilities                                                 135              121
                                                             --------         --------
                                                                1,203            1,158
                                                             --------         --------
Shareholders' Equity
  Common stock, at par value                                       38               38
  Other shareholders' equity                                      496              504
                                                             --------         --------
                                                                  534              542
                                                             --------         --------
                                                             $  1,737         $  1,700
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

Notes to Consolidated Financial Statements
(Unaudited)

ACCOUNTING POLICIES
The financial statements should be read in conjunction with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

PRINCIPLES OF CONSOLIDATION provide for the inclusion of the accounts of Sundstrand Corporation and all subsidiaries. All intercompany transactions are eliminated in consolidation.

CASH EQUIVALENTS are considered by the Registrant to be all highly liquid debt instruments purchased with original maturities of three months or less.

INVENTORIES
The components of inventories at March 31, 1998, and December 31, 1997, were:


                                                MARCH 31,     December 31,
(Amounts in millions)                             1998            1997
--------------------------------------------------------------------------
Raw materials                                     $  60          $  59
Work in process                                     171            160
Finished goods and parts                            269            260
                                                  -----          -----
                                                    500            479
Less progress payments                               18             17
                                                  -----          -----
                                                  $ 482          $ 462
                                                  =====          =====

Prior to the application of progress payments, the inventories shown above included costs related to long-term contracts of $92 million and $82 million, at March 31, 1998, and December 31, 1997, respectively.

CHANGES IN ACCOUNTING PRINCIPLES
As of January 1, 1998, the Registrant adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income". Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Registrant's net income or shareholders' equity. Statement No. 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement No. 130.

During the first quarter of 1998 and 1997, total comprehensive income amounted to $50 million and $33 million, respectively.

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

Since the charge was recorded in 1996, approximately $9 million has been paid and charged against the restructuring liability, including costs to terminate 121 employees.

During 1995, the Registrant's Board of Directors approved a restructuring plan which resulted in a pretax charge of $58 million. The charge was taken to reduce excess Aerospace manufacturing capacity caused by reductions in manufacturing volume and increases in manufacturing productivity, and to write-down the assets of the Industrial segment's Spectronic Instruments business (Spectronic) and the Aerospace segment's Advanced Power Technology, Inc. (APT) in anticipation of their divestiture. The charge included $24 million in termination benefits ($9 million in cash related charges and $15 million in non-cash related charges), including recognition of certain long-term retirement benefits, for approximately 350 employees, primarily consisting of workers at the Registrant's Lima, Ohio, facility. Also included in the charge was $29 million for the write-down of the assets of the Lima facility, Spectronic, and APT, as well as $5 million (cash related charges) for the disposition of the Lima facility. The shutdown of the Lima facility was completed during 1996 and the disposition of the facility was completed in the first quarter of 1998. The sales of Spectronic and a majority interest in APT were completed in the third quarter of 1995.

Since the 1995 restructuring charge was recorded, approximately $10 million has been paid and charged against the restructuring liability, including costs to terminate 360 employees. As of March 31, 1998, all planned restructuring activities from the 1995 restructuring plan were substantially complete.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial information for the quarter ended March 31, 1998, as compared with the financial information for the quarter ended March 31, 1997, and the balance sheet at December 31, 1997, is discussed below, and should be read in conjunction with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, and the financial data as presented in Item 1 above.

RESULTS OF OPERATIONS
Sales in the first quarter of 1998 were $485 million, an increase of $96 million from first quarter 1997 sales of $389 million. Both Aerospace and Industrial segment sales were higher with significant growth in both Aerospace commercial and military shipments.

First quarter 1998 net earnings were $51 million, or $.88 per share, assuming dilution, compared with net earnings of $35 million, or $.58 per share, assuming dilution, in the first quarter of 1997. This quarter over quarter earnings increase was attributable to the higher sales.

ORDERS
Unfilled orders totaled $1,270 million at March 31, 1998, and $1,226 million at December 31, 1997. Incoming orders were $529 million in the first quarter of 1998, a $111 million increase compared with incoming orders of $418 million in the first quarter of 1997. While orders for both the Aerospace and Industrial segments advanced, the increase was primarily in the Aerospace segment.

AEROSPACE OVERVIEW
First quarter sales for the Aerospace segment were $289 million, an increase of $77 million or 36 percent from the first quarter of 1997 primarily as a result of a 68 percent increase in military OEM sales and a 32 percent increase in commercial sales. Operating profit increased $23 million or 61 percent to $61 million and operating profit margins increased to 21.1 percent from 17.9 percent during the first quarter of 1998 compared with the first quarter of 1997, primarily as a result of the increase in sales.

Incoming orders in the first quarter were $317 million, an increase of $91 million or 40 percent compared with the first quarter of 1997, due primarily to higher commercial OEM and military OEM and aftermarket orders.

INDUSTRIAL OVERVIEW
First quarter 1998 sales for the Industrial segment were $196 million, an increase of $19 million or 11 percent compared with the first quarter of 1997. Operating profit was $30 million, an increase of $3 million or 11 percent from the first quarter of 1997. The first quarter operating profit margin of 15.3 percent was flat compared to first quarter of 1997.

Incoming orders in the first quarter were $212 million, an increase of $20 million or 10 percent when compared with the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES
Working capital decreased $28 million to $385 million at March 31, 1998, compared with $413 million at December 31, 1997, due primarily to an increase in notes payable resulting from the Registrant's acquisitions and share repurchase activity.

Net cash provided by operating activities increased to $93 million for the first quarter of 1998 from $63 million for the first quarter of 1997. The increase was due primarily to higher net earnings and a larger reduction in other assets due primarily to the utilization of a previously funded trust for incurred but not reported health care claims.

In the quarters ended March 31, 1998 and 1997, the Registrant used $62 million and $36 million of cash, respectively, for investing activities primarily for the purchase of fixed assets and small product-line acquisitions. Net cash used for financing activities was $33 million in the first three months of 1998 and consisted primarily of cash used to repurchase common stock and to pay dividends, partially offset by borrowings supported by lines of credit. Net cash used for financing activities totaled $32 million in the first quarter of 1997 and consisted primarily of cash used to repurchase common stock and to pay dividends.

The Registrant repurchased approximately 1 million shares of its common stock in the first quarter of 1998. To date, the Registrant has repurchased approximately 17 million shares of the 30 million shares authorized for repurchase by the Registrant's Board of Directors. The Registrant plans to continue to repurchase stock on an opportunistic basis.

On March 31, 1998, the Registrant's ratio of total debt to total capital was
42.2 percent compared with 40.2 percent at December 31, 1997.

On April 21, 1998, the Registrant's Board of Directors declared a quarterly cash dividend of $.17 per share payable on June 16, 1998, to holders of record on June 2, 1998.

INCOME TAX ISSUES
As previously disclosed by the Registrant, the Internal Revenue Service (IRS) had informed the Registrant in 1994 that it was disallowing a deduction for $115 million in payments pursuant to the agreement dated August 29, 1988, which settled the previously disclosed government contracts dispute. This issue has now been resolved as a result of an agreement between the Registrant and the IRS and will not have a material impact on the results of operations, financial position or liquidity of the Registrant.

OUTLOOK
The following discussion contains forward-looking information which is subject to market risks and opportunities that could have a material impact on actual results, and accordingly should be considered in conjunction with the cautionary language set forth in the Registrant's most recent report on Form 8-K which is on file with the Securities and Exchange Commission.

Significant strength across the Registrant's Aerospace business coupled with double digit Industrial revenue growth resulted in an exceptionally strong first quarter. Based on strong first quarter performance, coupled with the continued strength of incoming orders, the Registrant raised its earnings per share forecast for 1998 to between $3.70 and $3.95, excluding the effect of any additional share repurchases. This range includes a reduction of approximately $.15 per share due to the continued uncertainty of the economic situation in Asia.

Because of the strong first quarter results, the Registrant is increasing the 1998 Aerospace forecast. The current outlook for 1998 is for overall Aerospace sales to grow by approximately 20 percent, with commercial OEM sales increasing between 30 percent and 35 percent. The previous forecast for commercial aftermarket sales growth of approximately 5 percent for the year now appears a bit conservative. In light of this, the Registrant is forecasting that commercial aftermarket sales will increase by approximately 10 percent during 1998. Military OEM sales are still expected to grow between 25 percent and 30 percent, and military aftermarket sales are now projected to grow between 10 percent and 15 percent for the year. Aerospace operating profit is now projected to increase between 25 percent and 30 percent in 1998, with operating profit margins exceeding 20 percent of sales.

The Registrant's Industrial segment had solid first quarter results. While the Industrial segment's operating profit performance in the first quarter was slightly depressed by investments in strategic initiatives, the Registrant continues to believe these initiatives, together with additional "niche-type" acquisitions, will allow the Industrial businesses to achieve faster and more sustainable growth in the future. The Registrant continues to project Industrial segment sales growth between 5 percent and 10 percent in 1998, with an operating profit margin of 16.5 percent to 17 percent of sales.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Registrant has disclosed various legal proceedings in its Annual Report on Form 10-K for the fiscal year ended December 31, 1997. There have been no material changes in those proceedings or other material legal developments since that time.

Item 6.  Exhibits and Reports on Form 8-K.

   (a)  Exhibits

        (27)  Financial Data Schedule

   (b)  Reports on Form 8-K.

        On January 21, 1998, the Registrant filed a report on Form 8-K containing the Registrant's updated cautionary statement for purposes of the "Safe Harbor for Forward-Looking Statements" provision of the Private Securities Litigation Reform Act of 1995.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             Sundstrand Corporation
                                      -------------------------------------
                                                  (Registrant)


Date:   May 5, 1998                            /s/ Mary Ann Hynes
                                      -------------------------------------
                                                 Mary Ann Hynes
                                           Vice President and General
                                              Counsel and Secretary


Date:   May 5, 1998                          /s/ DeWayne J. Fellows
                                      ------------------------------------
                                               DeWayne J. Fellows
                                          Vice President and Controller