Form 10-Q
period 1998-06-30
SUNDSTRAND CORP /DE/
filed 1998-08-05
CIK 95395

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____.

                          Commission file number 1-5358

                             Sundstrand Corporation
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                         36-1840610
-------------------------------                 -------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

          4949 Harrison Avenue, P.O. Box 7003, Rockford, IL 61125-7003
          ------------------------------------------------------------
             (Address of principal executive offices and zip code)

                                 (815) 226-6000
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

                                -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                                Outstanding at July 24, 1998
---------------------------------------         --------------------------------
Common Stock, par value $.50 per share                    56,494,996

                             SUNDSTRAND CORPORATION

                                    FORM 10-Q

                       For the Quarter Ended June 30, 1998


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

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.
SUNDSTRAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)


                                               Three Months Ended    Six Months Ended
                                                    June 30,              June 30,
                                               ------------------    ----------------
(Amounts in millions except per share data)     1998       1997       1998      1997
-------------------------------------------------------------------------------------
Net sales                                      $ 490      $ 440      $ 975      $ 829

Costs, expenses, and other income:
   Costs of products sold                        321        291        640        548
   Marketing and administration                   79         75        160        147
   Interest expense                                8          7         16         15
   Interest income                                (1)        (1)        (2)        (3)
   Other, net                                     (5)         1         (5)        --
                                               -----      -----      -----      -----
                                                 402        373        809        707
                                               -----      -----      -----      -----

Earnings before income taxes                      88         67        166        122
Less income taxes                                 31         24         58         44
                                               =====      =====      =====      =====
Net earnings                                   $  57      $  43      $ 108      $  78
                                               =====      =====      =====      =====

Weighted-average number of common
   shares outstanding                           57.2       60.1       57.2       60.1

Weighted-average number of common
   shares outstanding -- assuming dilution      57.7       60.5       57.7       60.5

Basic net earnings per share                   $1.00      $ .71      $1.89      $1.29
                                               =====      =====      =====      =====

Diluted net earnings per share                 $ .99      $ .71      $1.87      $1.29
                                               =====      =====      =====      =====

Cash dividends per common share                $ .17      $ .17      $ .34      $ .34
                                               =====      =====      =====      =====

SUNDSTRAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)


                                              Three Months Ended   Six Months Ended
                                                   June 30,            June 30,
                                              ------------------   ----------------
(Amounts in millions)                           1998      1997      1998       1997
-----------------------------------------------------------------------------------
Net earnings                                    $ 57      $ 43      $ 108      $ 78

Other comprehensive loss, net of taxes --
   Foreign currency translation adjustments       (1)       (1)        (2)       (3)

                                                ----      ----      -----      ----
Comprehensive income                            $ 56      $ 42      $ 106      $ 75
                                                ====      ====      =====      ====

SUNDSTRAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                              Six Months Ended
                                                                                 June 30,
                                                                              ----------------
(Amounts in millions)                                                         1998       1997
----------------------------------------------------------------------------------------------
Cash flow from operating activities:
   Net earnings                                                               $ 108      $ 78
   Adjustments to reconcile net earnings to cash
      provided by operating activities:
      Depreciation                                                               31        30
      Amortization                                                                8         7
      Deferred income taxes                                                       1        (3)
      Change in operating assets and liabilities excluding
         the effects of acquisitions:
         Accounts receivable                                                     (6)      (14)
         Inventories                                                             (6)      (34)
         Other assets                                                            25        (1)
         Accounts payable                                                       (12)       16
         Accrued expenses                                                        (9)       (1)
      Other                                                                      (1)       (2)
                                                                              -----      ----
         Total adjustments                                                       31        (2)
                                                                              -----      ----
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       139        76
                                                                              -----      ----

Cash flow from investing activities:
   Cash paid for property, plant and equipment                                  (48)      (53)
   Cash paid for acquisitions, net of cash acquired                             (37)       (5)
   Other investing activities                                                     5         6
                                                                              -----      ----
NET CASH USED FOR INVESTING ACTIVITIES                                          (80)      (52)
                                                                              -----      ----

Cash flow from financing activities:
   Net borrowings supported by lines of credit                                   45        27
   Principal payments on long-term debt                                          (4)       (1)
   Additional debt for Industrial acquisitions                                    3        --
   Proceeds from stock options exercised                                          3         4
   Purchase of treasury stock                                                   (87)      (30)
   Dividends paid                                                               (19)      (20)
                                                                              -----      ----
NET CASH USED FOR FINANCING ACTIVITIES                                          (59)      (20)
                                                                              -----      ----

Effect of exchange rate changes on cash                                          (1)        4
                                                                              -----      ----

   Increase (decrease) in cash and cash equivalents                              (1)        8
   Cash and cash equivalents at January 1                                        13        18
                                                                              -----      ----

CASH AND CASH EQUIVALENTS AT JUNE 30                                          $  12      $ 26
                                                                              =====      ====

Supplemental cash flow information:
   Interest paid                                                              $  16      $ 15
   Income taxes paid                                                          $  32      $ 51

SUNDSTRAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                          June 30,       December 31,
(Amounts in millions)                                      1998              1997
-------------------------------------------------------------------------------------
Assets

Current Assets
   Cash and cash equivalents                               $   12           $   13
   Accounts receivable, net                                   332              326
   Inventories, net of progress payments                      470              462
   Deferred income taxes                                       45               49
   Other current assets                                        17               30
                                                           ------           ------

      Total current assets                                    876              880

Property, Plant, and Equipment, net                           490              472
Intangible Assets, net                                        291              265
Deferred Income Taxes                                          38               34
Other Assets                                                   40               49
                                                           ------           ------

                                                           $1,735           $1,700
                                                           ======           ======

Liabilities and Shareholders' Equity

Current Liabilities
   Notes payable                                           $  188           $  143
   Long-term debt due within one year                           5                9
   Accounts payable                                           113              124
   Accrued salaries, wages, and commissions                    32               26
   Accrued postretirement benefits other than pensions         18               17
   Other accrued liabilities                                  137              148
                                                           ------           ------

      Total current liabilities                               493              467

Long-Term Debt                                                216              213
Accrued Postretirement Benefits Other Than Pensions           350              357
Other Liabilities                                             132              121
                                                           ------           ------

                                                            1,191            1,158
                                                           ------           ------

Shareholders' Equity
   Common stock, at par value                                  38               38
   Other shareholders' equity                                 506              504
                                                           ------           ------
                                                              544              542
                                                           ------           ------

                                                           $1,735           $1,700
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

INVENTORIES
The components of inventories at June 30, 1998, and December 31, 1997, were:

                                JUNE 30,    December 31,
(Amounts in millions)            1998           1997
---------------------------------------------------------------
Raw materials                     $ 56          $ 59
Work in process                    160           160
Finished goods and parts           282           260
                                  ----          ----
                                   498           479
Less progress payments              28            17
                                  ----          ----
                                  $470          $462
                                  ====          ====

Prior to the application of progress payments, the inventories shown above included costs related to long-term contracts of $92 million and $82 million, at June 30, 1998, and December 31, 1997, respectively.

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

Since the charge was recorded in 1996, approximately $9 million in cash has been paid and charged against the restructuring liability, including costs to terminate 124 employees. Period costs related to the 1996 restructuring were approximately $1 million in the first six months of 1998 and 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial information for the quarter ended June 30, 1998, as compared with the financial information for the quarter ended June 30, 1997, and the balance sheet at December 31, 1997, is discussed below, and should be read in conjunction with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, and the financial data as presented in Item 1 above.

RESULTS OF OPERATIONS
Second quarter sales increased by $50 million to $490 million in 1998 from $440 million in 1997. The increase was due primarily to higher shipments to Aerospace commercial OEM and aftermarket customers. Net earnings in the second quarter of 1998 were $57 million, or $.99 per share, assuming dilution, compared with $43 million, or $.71 per share, assuming dilution, in 1997. This quarter-over-quarter earnings increase was primarily attributable to the higher sales activity and the increase in other, net which resulted from the gain realized on the partial sale of an unconsolidated subsidiary.

Sales for the first six months of 1998 were $975 million, a $146 million increase from sales of $829 million in the first six months of 1997. The increase was due primarily to higher shipments to Aerospace commercial OEM and aftermarket customers. Industrial segment sales in the first six months of 1998 were up approximately 5 percent compared with 1997. Net earnings in the first half of 1998 were $108 million, or $1.87 per share, assuming dilution, compared with $78 million, or $1.29 per share, assuming dilution, in the first half of 1997. The year-over-year increase stems from higher Aerospace operating profit generated from the increased commercial sales.

ORDERS
Orders for second quarter 1998 decreased $67 million to $507 million compared with $574 million in the second quarter of 1997, primarily as a result of lower Aerospace commercial OEM orders. New orders for the six months ended June 30, 1998, were $1,036 million, an increase of $44 million from $992 million for the same period last year. The increase is due to higher orders for Aerospace commercial aftermarket and military orders, partially offset by a decrease in commercial OEM orders. Total unfilled orders at June 30, 1998, were $1,287 million, compared with $1,130 million at June 30, 1997, and $1,226 million at December 31, 1997.

AEROSPACE OVERVIEW
Second quarter sales for the Aerospace segment were $295 million, an increase of $52 million or 21 percent from the second quarter of 1997 as a result of double digit percentage increases in both commercial OEM and aftermarket sales. Operating profit increased $23 million or 52 percent to $67 million and operating profit margins increased to 22.7 percent during the second quarter of 1998 from the 18.1 percent achieved during the second quarter of 1997. The increases were due primarily to higher shipments to Aerospace commercial OEM and aftermarket customers.

Incoming orders in the second quarter were $319 million, a decrease of $69 million or 18 percent compared with the second quarter of 1997. This was largely due to a 34 percent decrease in commercial OEM orders which were up 69 percent in the first quarter of this year and were up 224 percent in the second quarter of 1997 compared to the second quarter of 1996. Commercial aftermarket orders increased 14 percent when compared with orders from the second quarter of 1997.

INDUSTRIAL OVERVIEW (EXCLUDING RESTRUCTURING PERIOD COSTS)
Second quarter 1998 sales for the Industrial segment were $195 million, a decrease of $2 million or 1 percent compared with the second quarter of 1997. Operating profit for the second quarter was $29 million, a decrease of $5 million or 15 percent from the second quarter of 1997. Second quarter operating profit margin was 14.9 percent compared to the 17.3 percent achieved in the second quarter of 1997. The decrease was due primarily to additional spending of $2 million to $3 million on strategic initiatives such as new product development and demand rate of manufacturing in the second quarter of 1998 compared to the second quarter of 1997, which reduced Industrial operating profit margins by approximately 1 to 1.5 percentage points.

Orders in the second quarter were $188 million, an increase of $2 million or 1 percent when compared with the second quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES
Working capital decreased by $30 million to $383 million at June 30, 1998, compared with $413 million at December 31, 1997. The decrease was due primarily to an increase in notes payable, resulting from the Registrant's acquisitions and share repurchase activity, and a decrease in other assets, as benefits were paid from a previously funded trust for incurred but not reported health care claims.

Net cash provided by operating activities increased to $139 million for the first half of 1998 from $76 million for the first half of 1997. The increase was due primarily to higher net earnings and a reduction in other assets as benefits were paid from a previously funded trust for incurred but not reported health care claims.

In the first six months of 1998 and 1997, the Registrant used $80 million and $52 million of cash, respectively, for investments in fixed assets and small product-line acquisitions. During the same periods, $59 million and $20 million of cash, respectively, was used for financing activities, primarily for the payment of dividends and the repurchase of common stock, partially offset by commercial paper borrowings.

The Registrant repurchased 668,200 shares of its common stock during the second quarter and an additional 70,200 shares, through July 24, 1998, bringing the total shares repurchased in 1998 to 1,746,200. Through July 24, 1998, the Registrant has purchased a total of 17.6 million shares of the 30 million shares authorized for repurchase by the Board of Directors.

On June 30, 1998, the Registrant's ratio of total debt to total capital was 42.9 percent compared with 40.2 percent at December 31, 1997.

OUTLOOK
The following discussion contains forward-looking information which is subject to market risks and opportunities that could have a material impact on actual results, and accordingly should be considered in conjunction with the cautionary language set forth in the Registrant's most recent report on Form 8-K which is on file with the Securities and Exchange Commission.

Because of the strong showing in the first six months of 1998, coupled with continued healthy demand in the Registrant's aerospace markets, the Registrant has increased the 1998 earnings per share projection for the second time this year. The Registrant now expects 1998 earnings per share to be between $3.80 and $4.05 per share, excluding any additional share repurchases. Were it not for the continued uncertainty in Asia, the forecast range would be $.10 per share higher. With the increase in the Registrant's earnings per share estimate, operating cash flow after capital expenditures is now expected to be between $175 million and $200 million.

The current outlook for 1998 is for overall Aerospace sales to grow between 20 percent and 25 percent, with commercial OEM sales increasing approximately 35 percent. The Registrant's forecast for 1998 commercial aftermarket sales remains unchanged from the 10 percent growth rate forecasted in the first quarter. Military OEM sales are still expected to grow between 25 percent and 30 percent and military aftermarket growth is projected to reach 15 percent. Due to the strength of the first six months of 1998, the Registrant now projects Aerospace operating profit will grow between 30 percent and 35 percent, with operating profit margins of at least 21 percent.

The Registrant's Industrial segment revenue is now projected to grow by approximately 5 percent in 1998, including the impact of acquisitions made so far this year. Industrial operating profit margins for the second half of 1998 are expected to average approximately 17 percent versus the 15 percent level achieved in the first half of 1998, resulting in average operating profit margins of approximately 16 percent for the year as a whole.

IMPACT OF YEAR 2000
A detailed discussion regarding Year 2000 issues is contained in Registrant's December 31, 1997, Annual Report on Form 10-K. The Registrant is on target to meet the previously disclosed time table and cost estimates related to the renovations and modifications necessary to become Year 2000 ready.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Registrant has disclosed various legal proceedings in its Annual Report on Form 10-K for the fiscal year ended December 31, 1997. As set forth under the heading "Income Tax Issues" in Part I, Item 2 of the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1998 an issue with the Internal Revenue Service related to the deductability of $115 million in payments, made pursuant to an agreement dated August 29, 1988 which settled the previously disclosed government contracts dispute, has been resolved. Except as noted above, there have been no material changes in those proceedings or other material legal developments since that time.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Stockholders of Sundstrand Corporation was held on April 21, 1998.

         (c) Stockholders voted on the election of four directors for a term of three years. Results of said votes were as follows:

             Name                      For               Withheld
             ----                      ---               --------
             Ward Smith             48,574,597           745,119
             J.P. Bolduc            48,571,462           748,254
             Gerald Grinstein       48,581,318           738,398
             Robert H. Jenkins      48,588,585           731,131

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

         (10)(a) Employment Agreement date June 1, 1998, between Registrant and Robert H. Jenkins, Registrant's Chairman of the Board, President and Chief Executive Officer.

         (10)(b) Form of Employment Agreement between Registrant and each of Paul Donovan, Registrant's Executive Vice President and Chief Financial Officer; Patrick L. Thomas, Registrant's Executive Vice President and Chief Operating Officer, Industrial; Ronald
                  F. McKenna, Registrant's Executive Vice President and Chief Operating Officer, Aerospace; Mary Ann Hynes, Registrant's Vice President and General Counsel and Secretary; and DeWayne
                  J. Fellows, Registrant's Vice President and Controller.

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



                                                 Sundstrand Corporation
                                         -------------------------------------
                                                      (Registrant)


Date:   August 5, 1998                             /s/ Mary Ann Hynes
                                         -------------------------------------
                                                     Mary Ann Hynes
                                               Vice President and General
                                                 Counsel and Secretary


Date:   August 5, 1998                           /s/ DeWayne J. Fellows
                                          ------------------------------------
                                                   DeWayne J. Fellows
                                             Vice President and Controller