Form 10-Q
period 1998-09-30
SUNDSTRAND CORP /DE/
filed 1998-11-05
CIK 95395

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to ________.

                         Commission file number 1-5358

                             Sundstrand Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                               36-1840610
  -------------------------------        ------------------------------
  (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)                Identification No.)


         4949 Harrison Avenue, P.O. Box 7003, Rockford, IL  61125-7003
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

                                Yes  X    No
                                    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                 Class                          Outstanding at October 23, 1998
--------------------------------------          -------------------------------
Common Stock, par value $.50 per share                     54,748,064

                             SUNDSTRAND CORPORATION

                                   FORM 10-Q

                    For the Quarter Ended September 30, 1998


                                     INDEX



                                                                            Page
                                                                            ----
Part  I.  Financial Information

            Item 1.    Financial Statements                                   3

            Item 2.    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                    8


Part II.  Other Information

            Item 1.    Legal Proceedings                                     13

            Item 4.    Submission of Matters to a Vote of Security Holders   13

            Item 6.    Exhibits and Reports on Form 8-K                      13

Signatures                                                                   14

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.
SUNDSTRAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

                                                 Three Months Ended           Nine Months Ended
                                                   September 30,                September 30,
                                              ------------------------     -----------------------
(Amounts in millions except per share data)        1998          1997           1998         1997
--------------------------------------------------------------------------------------------------
Net sales                                       $    498      $    433      $  1,473      $  1,262


Costs, expenses, and other income:
  Costs of products sold                             326           282           966           830
  Marketing and administration                        77            57           237           204
  Interest expense                                     9             7            25            22
  Interest income                                     (1)           (1)           (3)           (4)
  Other, net                                          (1)            2            (6)            2
                                                ---------     ---------     ---------     ---------
                                                     410           347         1,219         1,054
                                                ---------     ---------     ---------     ---------


Earnings before income taxes                          88            86           254           208
Less income taxes                                     31            31            89            75
                                                ---------     ---------     ---------     ---------
Net earnings                                    $     57      $     55      $    165      $    133
                                                =========     =========     =========     =========

Weighted-average number of common
shares outstanding                                  55.6          60.0          56.7          60.0

Weighted-average number of common
shares outstanding -- assuming dilution             55.9          60.4          57.1          60.4


Basic net earnings per share                    $   1.02      $    .92      $   2.91      $   2.21
                                                =========     =========     =========     =========

Diluted net earnings per share                  $   1.02      $    .91      $   2.89      $   2.20
                                                =========     =========     =========     =========

Cash dividends per common share                 $    .17      $    .17      $    .51      $    .51
                                                =========     =========     =========     =========

SUNDSTRAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)


                                                      Three Months Ended            Nine Months Ended
                                                        September 30,                 September 30,
                                                -------------------------      ---------------------------
(Amounts in millions)                               1998          1997             1998            1997
----------------------------------------------------------------------------------------------------------
Net earnings                                     $     57       $     55         $    165         $    133


Other comprehensive loss, net of taxes --
  Foreign currency translation adjustments              -             (1)              (2)              (4)

                                                 ---------      ---------        ---------        ---------
Comprehensive income                             $     57       $     54         $    163         $    129
                                                 =========      =========        =========        =========

SUNDSTRAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                    Nine Months Ended
                                                                      September 30,
                                                                  --------------------
(Amounts in millions)                                              1998          1997
--------------------------------------------------------------------------------------
Cash flow from operating activities:
 Net earnings                                                   $    165      $    133
 Adjustments to reconcile net earnings to cash
   provided by operating activities:
   Depreciation                                                       47            45
   Amortization                                                       12            11
   Deferred income taxes                                               9            15
   Change in operating assets and liabilities excluding
     the effects of acquisitions:
     Accounts receivable                                             (24)          (15)
     Inventories                                                      27           (58)
     Other assets                                                     14             -
     Accounts payable                                                (13)           13
     Accrued expenses                                                 (5)           (1)
   Other                                                             (15)            3
                                                                ---------     ---------
     Total adjustments                                                52            13
                                                                ---------     ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            217           146
                                                                ---------     ---------

Cash flow from investing activities:
 Cash paid for property, plant and equipment                         (76)          (74)
 Proceeds from sale of assets                                          6            10
 Cash paid for acquisitions, net of cash acquired                    (43)          (15)
 Other investing activities                                            -             1
                                                                ---------     ---------
NET CASH USED FOR INVESTING ACTIVITIES                              (113)          (78)
                                                                ---------     ---------

Cash flow from financing activities:
 Net borrowings (payments) supported by lines of credit              104            (4)
 Principal payments on long-term debt                                 (5)           (2)
 Additional debt for acquisitions                                      3             -
 Proceeds from stock options exercised                                 4             5
 Purchase of treasury stock                                         (178)          (42)
 Dividends paid                                                      (29)          (31)
                                                                ---------     ---------
NET CASH USED FOR FINANCING ACTIVITIES                              (101)          (74)
                                                                ---------     ---------

Effect of exchange rate changes on cash                               (2)            5
                                                                ---------     ---------

 Increase (decrease) in cash and cash equivalents                      1            (1)
 Cash and cash equivalents at January 1                               13            18
                                                                ---------     ---------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                       $     14      $     17
                                                                =========     =========
Supplemental cash flow information:
 Interest paid                                                  $     21      $     17
 Income taxes paid                                              $     60      $     65

SUNDSTRAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                             SEPTEMBER 30,     December 31,
(Amounts in millions)                                            1998             1997
---------------------------------------------------------------------------------------------
Assets
 Current Assets
 Cash and cash equivalents                                    $       14       $      13
 Accounts receivable, net                                            352             326
 Inventories, net of progress payments                               437             462
 Deferred income taxes                                                49              49
 Other current assets                                                 19              30
                                                              -----------      ----------
  Total current assets                                               871             880


Property, Plant, and Equipment, net                                  500             472
Intangible Assets, net                                               292             265
Deferred Income Taxes                                                 26              34
Other Assets                                                          53              49
                                                              -----------      ----------
                                                              $    1,742       $   1,700
                                                              ===========      ==========

Liabilities and Shareholders' Equity

Current Liabilities
 Notes payable                                                $      247       $     143
 Long-term debt due within one year                                    5               9
 Accounts payable                                                    113             124
 Accrued salaries, wages, and commissions                             27              26
 Accrued postretirement benefits other than pensions                  17              17
 Other accrued liabilities                                           141             148
                                                              -----------      ----------
  Total current liabilities                                          550             467

Long-Term Debt                                                       216             213
Accrued Postretirement Benefits Other Than Pensions                  348             357
Other Liabilities                                                    122             121
                                                              -----------      ----------
                                                                   1,236           1,158
                                                              -----------      ----------

Shareholders' Equity
 Common stock, at par value                                           38              38
 Other shareholders' equity                                          468             504
                                                              -----------      ----------
                                                                     506             542
                                                              -----------      ----------
                                                              $    1,742       $   1,700
                                                              ===========      ==========

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

INVENTORIES
The components of inventories at September 30, 1998, and December 31, 1997, were:

                                              SEPTEMBER 30,     December 31,
(Amounts in millions)                             1998             1997
------------------------------------------------------------------------------

Raw materials                                  $       56        $      59
Work in process                                       154              160
Finished goods and parts                              259              260
                                               -----------       ----------
                                                      469              479
Less progress payments                                 32               17
                                               -----------       ----------
                                               $      437        $     462
                                               ===========       ==========

Prior to the application of progress payments, the inventories shown above included costs related to long-term contracts of $83 million and $82 million, at September 30, 1998, and December 31, 1997, respectively.

RESTRUCTURING
In December 1996, the Registrant initiated a restructuring plan related primarily to the operations of Sullair Europe S.A. which resulted in a pretax charge of $32 million. The restructuring was undertaken as a result of continuing losses at this operation, weakness in the European economy, and significant competitive pressures in the European markets. The charge included $11 million in cash termination benefits for approximately 140 employees, primarily consisting of workers at Sullair Europe's St. Priest, France, facility. The charge also included $14 million for the partial write-down of assets of Sullair Europe and $7 million (primarily cash related charges) for disposition of the St. Priest facility and professional fees. Operations previously at the St. Priest facility were transferred to other plant sites in Europe and the United States. The shutdown of the St. Priest facility and the termination or transfer of the employees was completed during 1997, and it is anticipated that the sale of the facility will be completed by the end of the first quarter of 1999.

Since the charge was recorded in 1996, approximately $9 million in cash has been paid and charged against the restructuring liability, including costs to terminate 124 employees. The Registrant expects to spend another $6 million to complete the restructuring plan. Period costs related to the 1996 restructuring were approximately $1 million and $2 million in the first nine months of 1998 and 1997, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial information for the quarter ended September 30, 1998, as compared with the financial information for the quarter ended September 30, 1997, and the balance sheet at December 31, 1997, is discussed below, and should be read in conjunction with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, and the financial data as presented in Item 1 above.

RESULTS OF OPERATIONS
Third quarter 1998 sales increased by $65 million or 15 percent, to $498 million, compared with third quarter 1997 sales of $433 million. The increase was due primarily to higher shipments to Aerospace commercial OEM and aftermarket customers. Net earnings in the third quarter of 1998 were $57 million, or $1.02 per share assuming dilution, compared with $55 million, or $.91 per share assuming dilution, in 1997. Excluding restructuring related period costs and the one-time curtailment gain, net earnings in third quarter 1997 were $47 million, or $.77 per share assuming dilution. The quarter-over-quarter earnings per share increase was primarily attributable to improved Aerospace operating profit margins and the favorable impact from the Registrant's share repurchase program.

Sales for the first nine months of 1998 were $1,473 million, an increase of $211 million from sales of $1,262 million for the same period of 1997. Aerospace segment sales increased by $187 million to $894 million in the first nine months of 1998 from $707 million in the same period of 1997. The increase was due primarily to higher shipments to Aerospace commercial OEM and aftermarket customers. Industrial segment sales of $579 million in the first nine months of 1998 were up approximately 4 percent compared with 1997.

Net earnings were $165 million, or $2.89 per share assuming dilution, for the first nine months of 1998 compared with $133 million, or $2.20 per share assuming dilution, in the first nine months of 1997. Excluding restructuring related period costs and the one-time curtailment gain, net income was $165 million, or $2.90 per share assuming dilution, and $125 million, or $2.07 per share assuming dilution, for the first nine months of 1998 and 1997, respectively. The increase is due primarily to higher Aerospace operating profit resulting from the increase in sales to commercial customers. Earnings per share also benefited from the effects of the share repurchase program.

ORDERS
Orders for third quarter 1998 increased $33 million to $438 million compared with $405 million in the third quarter of 1997, primarily as a result of higher Aerospace commercial aftermarket orders. New orders for the first nine months of 1998, were $1,474 million compared with new orders of $1,397 million for the same period last year. The increase is due to higher orders for Aerospace commercial aftermarket and military orders, partially offset by a decrease in commercial OEM orders. Total unfilled orders on September 30, 1998, were $1,227 million, compared with $1,102 million on September 30, 1997, and $1,226 million at December 31, 1997.

AEROSPACE OVERVIEW (EXCLUDING CURTAILMENT GAIN)
Third quarter sales for the Aerospace segment were $310 million, an increase of $58 million or 23 percent from the third quarter of 1997 as a result of increases in both commercial and military sales. As a result of the higher sales and improved operating efficiency, operating profit increased $18 million or 34 percent to $71 million and operating profit margins increased to 22.9 percent during the third quarter of 1998 from 21.0 percent achieved during the third quarter of 1997.

Orders in the third quarter were $259 million, an increase of $33 million or 15 percent compared with the third quarter of 1997. This increase was largely due to a 24 percent increase in commercial aftermarket orders in addition to strong military orders when compared with the third quarter of 1997.

INDUSTRIAL OVERVIEW (EXCLUDING RESTRUCTURING RELATED PERIOD COSTS AND CURTAILMENT GAIN)
Third quarter 1998 sales for the Industrial segment were $188 million, an increase of $7 million or 4 percent compared with the third quarter of 1997. Operating profit was $28 million, a decrease of $1 million or 3 percent from the third quarter of 1997. Third quarter operating profit margin was 14.9 percent, down from 16.0 percent when compared to the third quarter of 1997. The decrease was due primarily to continuing pressure from the ongoing instability of the Asian economies, lower commodity prices and reduced absorption caused by increased inventory levels.

Orders in the third quarter were flat at $179 million when compared with the third quarter of 1997.

ACQUISITIONS
As previously announced, the Milton Roy Company and The Falk Corporation, members of the Registrant's Industrial segment, made small, niche-type acquisitions during the third quarter. Milton Roy acquired Williams Instrument Company, Inc., headquartered in Valencia, California. Williams manufactures pneumatically powered metering pumps for the oil and gas production industry. Its gas-powered pumps will complement Milton Roy's electric-powered metering pump offerings. Williams also will provide expansion opportunities for Milton Roy's electric-powered products through its well-developed domestic and international sales channels in the oil and gas industry.

The Falk Corporation has agreed to acquire the gear products business of A. Goninan & Co. Ltd., located in New Castle, New South Wales, Australia. The acquisition of Goninan, a manufacturer of steel and iron gears primarily for mining applications, will support Falk's strategy of expanding product offerings and providing new opportunities for Falk's current product lines in the Australian and South East Asian markets.

LIQUIDITY AND CAPITAL RESOURCES
Working capital decreased by $92 million to $321 million at September 30, 1998, compared with $413 million at December 31, 1997. The decrease was due primarily to an increase in notes payable, resulting from the Registrant's acquisitions mentioned above and share repurchase activity.

Net cash provided by operating activities increased to $217 million for the first nine months of 1998 from $146 million for the first nine months of 1997. The increase was due primarily to higher net earnings, a reduction in inventories, and a decrease in other assets as benefits were paid from a previously funded trust for incurred but not reported health care claims.

In the first nine months of 1998 and 1997, the Registrant used $113 million and $78 million of cash, respectively, for investments in fixed assets and small product-line acquisitions. During the same periods, $101 million and $74 million of cash, respectively, was used for financing activities, primarily for the payment of dividends and the repurchase of common stock. An increase in commercial paper borrowings partially offset the cash used for the payment of dividends and the repurchase of common stock during the first nine months of 1998.

The Registrant repurchased 1,777,900 shares of its common stock during the third quarter and an additional 42,800 shares, through October 27, 1998, bringing the total shares repurchased in 1998 to 3,496,700. Through October 27, 1998, the Registrant has purchased a total of 19.4 million shares of the 30 million shares authorized for repurchase by the Board of Directors.

On September 30, 1998, the Registrant's ratio of total-debt-to-total-capital was
48.0 percent compared with 40.2 percent at December 31, 1997. The increase was due primarily to the Registrant's share repurchase and acquisition activity.

On October 2, 1998, the Registrant executed a letter agreement for a committed line of credit in the amount of $100 million with a single bank. The credit line, which expires on September 30, 1999, raises the total committed lines of credit available to the Registrant to $435 million.

OUTLOOK
The Registrant maintains its previous full-year 1998 earnings projection of $3.80 to $4.05 and continues to forecast operating cash flow after capital expenditures to be between $175 million and $200 million.

Aerospace OEM sales are expected to increase approximately 35 percent in 1998, with commercial aftermarket sales advancing slightly more than 10 percent and military aftermarket sales increasing approximately 15 percent for the same period. Due to this projected sales growth and improving productivity, the Registrant now projects Aerospace operating profit improvement of between 30 percent and 35 percent in 1998, with operating profit margins approaching 22 percent on a full year basis.

The Registrant expects that the very good revenue and operating profit growth during the last few years will continue through 1999, as the major aerospace original equipment manufacturers are currently forecasting higher production levels for next year. In the year 2000 and beyond, the Registrant expects new aircraft production to remain relatively strong by historical standards, with production down modestly compared to the significant drops experienced in past cycles. The Registrant's belief is based on the continuing growth in revenue passenger miles, the increasing age of the world's fleet and the expansion of the young regional and business jet markets. The Registrant also believes with 50 percent of Aerospace revenues coming from its very profitable aftermarket business, that the continued growth in and aging of the world's fleet bodes well for this business in the foreseeable future.

The Registrant's Industrial segment revenue is expected to grow by approximately 5 percent in 1998, including the impact of acquisitions made in the first nine
months of this year.   Industrial operating profit margins are now forecast at
approximately 15 percent on a full year basis. When considering the current world economic condition, the Registrant's Industrial businesses have continued to perform relatively well. If the world economy does not deteriorate significantly, the Registrant expects its Industrial revenues to increase slightly in 1999.

The Registrant believes the strategic initiatives it launched two years ago are beginning to produce results that should allow the Registrant to achieve meaningful growth in earnings during the next two years. In addition, implementation of market rate of demand manufacturing processes should enable the Registrant to improve cycle times and reduce working capital requirements.

The Registrant's goal for the years beyond 1998 continues to be to grow earnings per share by 15 percent in ordinary economic times. Currently the world economic situation is unclear and future demand may begin to soften as a result of this uncertainty. If a mild economic downturn occurs, the Registrant believes that significant earnings per share growth could still be achieved without taking into account any additional shares that the Registrant might repurchase. Similarly, the Registrant expects fiscal 1999 operating cash flow, before capital expenditures, to range between $320 million and $350 million or approximately $6.05 per share.

Given the strength of its cash flow generating capabilities, the Registrant has the ability to reduce its debt-to-total capital ratio significantly during 1999. However, the Registrant believes it is likely that this ratio will remain in the 40 percent to 50 percent range as the Registrant intends to continue its share repurchase and acquisition programs on an opportunistic basis.

YEAR 2000 READINESS DISCLOSURE
The Registrant is working to correct it's Year 2000 Issue, which if not resolved could result in the failure of a variety of systems or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Registrant's assessment process related to the Year 2000 Issue has been divided into the following categories: business operating systems (examples include accounting and treasury), other operating systems (examples include engineering, computer aided drafting, production facilities and environmental systems), suppliers/customers, and products. Following is the current status of each category.

     Business Operating Systems

In 1994, the Registrant began the assessment and modification process to address the year 2000 Issue. Based on a completed assessment of all business operating systems, the Registrant determined that it will be required to modify or replace portions of its software so that its computer systems will function properly in the year 2000 and thereafter. The Registrant believes that with modifications to existing software and, in some cases, conversions to new software, the Year 2000 Issue will not pose significant operational problems. In the unlikely event that modifications and conversions are not completed on a timely basis, the Year 2000 issue could have a material impact on the operations of the Registrant.

The Registrant is utilizing both internal and external resources to reprogram, or replace, and test software for Year 2000 modifications. The Registrant estimates the modification and replacement plan is approximately 80 percent complete and anticipates the majority of the systems will be Year 2000 ready by December 31, 1998, with all systems being revised or replaced by July 1999.

     Other Operating Systems

The Registrant is in the process of finalizing its assessment of Year 2000 Issues associated with other operating systems, such as manufacturing machinery, test equipment and environmental systems with date sensitive software and embedded microprocessors. To date, the assessment phase has identified no significant operational issues and the Registrant expects to complete all necessary revisions or replacements of these systems by June 1999.

     Suppliers / Customers

The Registrant has initiated communications with its significant suppliers, customers, and other relevant third parties to determine the extent to which the Registrant's operations may be vulnerable to those third parties' failure to resolve their own Year 2000 Issues. In addition, the Registrant has conducted seven symposiums with approximately 200 significant suppliers, and some visits have taken place with suppliers and customers. This activity will continue until the Registrant believes its significant suppliers and customers are Year 2000 ready.

Due to the difficulty in determining whether third-parties have resolved their Year 2000 issues, the Registrant will develop contingency plans, as considered necessary, such as identifying alternative suppliers and/or implementing inventory management steps such as stock-piling purchased materials, in order to minimize any adverse effect to the Registrant's operations. An area of concern, which the Registrant is monitoring, involves utility suppliers, principally electric power suppliers. The inability of electric power suppliers to become Year 2000 compliant in a timely manner could result in wide-spread power outages or rolling brown-outs. The failure of the systems of such companies could adversely effect the Registrant's operations, the extent of which is not currently known.

     Products

The Registrant is in the process of finalizing an assessment of its exposure to contingencies related to the Year 2000 Issue for the products it has previously sold. Based upon this assessment, the Registrant does not believe any exposure would have a material adverse affect on the Registrant's financial position, results of operations or liquidity.

     Summary

The total cost to make modifications to resolve Year 2000 issues is estimated to be between $10 million and $15 million and is being funded through operating cash flows. To date, the Registrant has incurred approximately $6 million related to operating systems modifications.

The costs of the project and the date on which the Registrant believes it will complete the Year 2000 modifications are based on management's best estimates. These estimates were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. These estimates may not be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. Furthermore, the Registrant could be subject to litigation for the failure of computer systems, equipment shutdowns and product delivery delays. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.


FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY
When used in this Management's Discussion and Analysis of Financial Condition and Results of Operations, the terms "anticipate," "believe," "estimate," "expect," "forecast," "goal," "outlook," "plan," "project" and similar expressions are intended to identify "forward-looking" statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Such risks and uncertainties include the Registrant's successful execution of internal strategic initiatives, including implementation of business unit concepts; governmental export and import policies; factors that result in significant and prolonged disruption to air travel worldwide; overall expenditures for capital equipment and infrastructure development; relations with the Registrant's employees; competitive pricing pressures; global trade policies; worldwide political stability and economic conditions, particularly Asia; termination of and/or difficulties related to significant government programs (particularly military procurement programs serviced by the Registrant); and potential risks associated with efforts by the Registrant, its suppliers and customers to modify their information systems to be ready for the year 2000.

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

The Registrant has disclosed certain legal proceedings in its Annual Report on Form 10-K for the fiscal year ended December 31, 1997. There have been no material changes in those proceedings or other material legal developments since that time.

Item 6.   Exhibits and Reports on Form 8-K

   (a)  Exhibits

        (3)    Articles of Incorporation and By-Laws

               (a) Registrant's By-Laws, including all amendments, as effective September 22, 1998.

               (b) Text of resolution adopted by the Board of Directors of Registrant on September 22, 1998, amending Registrant's By-Laws effective September 22, 1998.

        (4) Instruments Defining the Rights of Security Holders, including Indentures.

               (a) Credit Agreement dated as of October 1, 1998, between the Registrant and the First National Bank of Chicago.

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




                                                  Sundstrand Corporation
                                           -------------------------------------
                                                       (Registrant)


Date:   November 5, 1998                            /s/ Mary Ann Hynes
                                           -------------------------------------
                                                      Mary Ann Hynes
                                                Vice President and General
                                                   Counsel and Secretary


Date:   November 5, 1998                          /s/ DeWayne J. Fellows
                                           ------------------------------------
                                                    DeWayne J. Fellows
                                               Vice President and Controller