Form 10-K
period 1998-12-31
SUNDSTRAND CORP /DE/
filed 1999-03-31
CIK 95395

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998   OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

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

                    $2,927,079,891 as of February 24, 1999.*

*For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      53,962,426 shares of common stock outstanding at February 24, 1999.

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

DOCUMENT                                                        FORM 10-K REFERENCE
Portions of Registrant's Proxy Statement for the 1999 Annual    Part III
Meeting of Stockholders

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             SUNDSTRAND CORPORATION

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                            PAGE
                                                                            ----
PART I
  Item 1.   Business....................................................      3
  Item 2.   Properties..................................................      6
  Item 3.   Legal Proceedings...........................................      6
  Item 4.   Submission of Matters to a Vote of Security Holders.........      7
            Executive Officers of the Registrant........................      7

PART II
  Item 5.   Market for the Registrant's Common Stock and Related
            Stockholder Matters.........................................      8
  Item 6.   Selected Financial Data for the Registrant for Each of the
            Last Five Fiscal Years......................................      9
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     10
  Item 7a.  Quantitative and Qualitative Disclosures About Market
            Risk........................................................     19
  Item 8.   Financial Statements and Supplementary Data.................     21
  Item 9.   Disagreements with Accountants on Accounting and Financial
            Disclosure..................................................     45

PART III
  Item 10.  Directors and Executive Officers of the Registrant..........     46
  Item 11.  Executive Compensation......................................     46
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................     46
  Item 13.  Certain Relationships and Related Transactions..............     46

PART IV
  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.........................................................     46
Signatures..............................................................     51

                       CROSS-REFERENCE TABLE OF CONTENTS

     Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders, including all information required in Part III of Form 10-K. The Cross-Reference Table of Contents set forth in Part III identifies the source of incorporated material for each of the Form 10-K items included in Part III. Only those sections of the Proxy Statement cited in the Cross-Reference Table are part of this Form 10-K and filed with the Securities and Exchange Commission.

                                     PART I

ITEM 1. BUSINESS

     Sundstrand Corporation (Sundstrand or the Registrant) is a multinational organization comprised of two operating segments, Aerospace and Industrial. These segments are engaged in the design, manufacture, and sale of a variety of proprietary, technology-based components and systems for diversified international markets. During 1998, the Registrant's Aerospace segment acquired Keystone Engineering Company and Shannon Aircraft Motor Works and the Registrant's Industrial segment acquired Ansimag, Inc., the Mining Services Division of A. Goninan & Co. Limited, Maso Process-Pumpen GmbH, Robin Industries S.A., and Williams Instrument Company, Inc. See the Acquisitions section of Management's Discussion and Analysis of Financial Condition and Results of Operations on page 13 for additional information on 1998 acquisitions.

     On February 21, 1999, Sundstrand entered into an Agreement and Plan of Merger with United Technologies Corporation (the "Merger Agreement"). See the Subsequent Event footnote on page 45 in the notes to consolidated financial statements.

STRATEGY

     The Registrant intends to grow its revenues and market share by introducing new products, entering new markets, and by making acquisitions (such acquisition activity currently being limited by terms of the Merger Agreement). Sundstrand believes that by focusing its attention on smaller product groups, it can better anticipate customer needs and improve the timing and increase the volume of new product development. This focused marketing and development strategy was continued in 1998 with most of the remaining businesses in both the Aerospace and Industrial segments being organized into product orientated enterprises. Reliability of the Registrant's products is also very important. To this end, the Registrant has devoted and will continue to devote significant efforts to maintaining and improving product reliability. For additional discussion of strategy see Management's Discussion and Analysis of Financial Condition and Results of Operations on page 18.

DATE OF INCORPORATION

     The Registrant was incorporated in Illinois in 1910 and became a Delaware corporation in 1966.

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

     The financial information on operating segments can be found on pages 26 and 27.

AEROSPACE SEGMENT

     The Registrant's Aerospace business designs, develops and manufactures systems and components for aircraft, space and defense applications. Through its Electric Systems, Mechanical Systems, and Power Systems product lines, the business provides highly engineered solutions to the aerospace industry for applications such as: primary, secondary and emergency power generation, distribution and management; actuation; aircraft environmental control (primarily cooling fans); and fuel and lube/scavenge pumps. In addition to having components supplied by a common set of manufacturing sites, each of the Aerospace segment's product lines serve common customers that include airframe manufacturers, the United States government, and most of the world's airlines. Key indicators of the Aerospace segment's business include the production rates of airframe manufacturers and the trend in airline revenue passenger miles.

     The Electric Systems product line consists of electric power generating, distribution, and control systems including generators, solid state power controls and integrated drive generators. The Registrant's systems are installed on every current commercial aircraft platform offered by Airbus Industrie and Boeing (except for the MD-90), most regional jet aircraft, and many of the world's military aircraft. This scope of coverage is important both for the significant aftermarket business it generates and for the ongoing relationships it provides with customers. With proven capabilities in electrical power generation, electronics, power electronics and hybrid technologies, Sundstrand can design a total electrical system (generation and distribution) for each aircraft's power requirements and usage patterns. The completion of the acquisition of Leach International Corporation's Automated Power Management System (APMS) product line and electrical load management technology in 1997 extended Sundstrand's capabilities for generating and managing aircraft electric power. The Electric Systems product line accounted for more than 60 percent of Aerospace segment sales in 1998 and more than 50 percent of segment sales in 1997 and 1996.

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

     Sundstrand's Power Systems product line produces auxiliary power units
(APUs) and environmental control systems for a wide variety of commercial and military applications ranging from business jets to commercial transports. The APU business is growing successfully as a result of the Airbus Industrie A320 aircraft, on which the Registrant's APUs are a listed option, and as a result of its APUs being sole sourced on the Embraer 135/145 regional jet and the Boeing 717 aircraft. Power Systems achieved break-even operating results in the second quarter of 1998.

INDUSTRIAL SEGMENT

     The Registrant's Industrial business serves a group of basic industries throughout the world with a variety of products ranging from small metering pumps to some of the world's largest ring gears. While the application of the various products is diverse, the products share similar technology -- mechanically engineered, rotating equipment; similar customer industries -- primarily involving raw material processing, bulk material handling, direct manufacturing and construction; and similar distribution channels -- approximately two-thirds sold through manufacturer representatives and distributors and one-third sold to end-use customers. The Industrial segment's business is tied closely to the level of general economic activity as all products are sold to other businesses which utilize them in their own manufacturing processes.

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

     Sullair Corporation is a major multinational manufacturer of rotary screw industrial and portable air compressors, rotary screw compressors for the process market, rotary screw vacuum systems, and pneumatic construction tools. Filters and dryers are also available for applications requiring extremely clean, dry air. Sullair's industrial compressors range from five-horsepower continuous-duty encapsulated models to

600-horsepower, high-efficiency, two-stage tandem models. Sullair's portable compressors for the construction market have capacities ranging from 70 cfm to 1,900 cfm. Sullair's industrial and portable compressors are sold through a network of distributors and to a select group of end user customers.

     Sundstrand Fluid Handling Corporation is a multinational manufacturer of engineered, high-speed, centrifugal pumps and compressors for the hydrocarbon and chemical processing, pulp and paper, water treatment, electric power, and sanitary processing industries worldwide. These pumps are tailored for specific customer applications, and sold to end users and engineering contractors.

     Milton Roy Company serves the worldwide market with high-quality metering pumps and related equipment, specialty pumps and industrial mixing equipment. These products are used in municipal and industrial water and waste water treatment, chemical and hydrocarbon processing, oil and gas production, minerals processing and pulp and paper applications. Larger capacity pumps are sold through independent agents and by a direct sales force and in limited situations, to end users and engineering contractors who often incorporate them into chemical injection systems. Smaller electronic pumps, controllers, and monitoring systems are stocked and sold through industrial distribution channels for small industrial water and waste water treatment applications.

INTERNATIONAL

     For information related to the Registrant's international activities see the Foreign Operations and Activity discussion on page 14 in Management's Discussion and Analysis of Financial Condition and Results of Operations.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     See the Information by Operating Segment on pages 26 and 27.

MATERIALS AND SUPPLIES

     The Registrant uses many raw and finished materials of primary and alloy-type metal in forms such as cast, forged, sheet, and bar, which are generally available from multiple sources. In addition, mechanical and electronic materials and supplies such as fasteners, bearings, gaskets, filters, motors, resistors, transformers, and semiconductors are procured from various sources. The Registrant deals with numerous suppliers and is not dependent upon any one manufacturer or supplier of materials, supplies, or services. However, from time to time, general shortages of particular raw materials and supplies may have an adverse effect on the Registrant. See additional discussion related to suppliers in the Impact of Year 2000 section of Management's Discussion and Analysis of Financial Condition and Results of Operations on page 14.

INTELLECTUAL PROPERTY RIGHTS

     The Registrant owns a large number of pending and granted patents (expiring through 2019) and other intellectual property rights and interests, e.g., trademarks, copyrights, trade secrets, and licenses, which are of importance in the aggregate to the conduct of its business and are expected to be of value in the future. In the judgment of the Registrant, its patents and other intellectual property rights and interests are adequate for the conduct of its business, and the loss or expiration of any single or group of patents or other intellectual properties or interests would not materially affect the conduct of its business as a whole. In the Registrant's opinion, its design, manufacturing and marketing skills, experience, and reputation are as responsible for its positions in the markets it serves as are its patents and other formal intellectual property rights and interests.

MAJOR CUSTOMERS

     In addition to the U.S. government, as discussed in the Government Contract Matters section on page 17, the Boeing Company is a significant customer of the Registrant's Aerospace segment. Sales in 1998 to Boeing, including sales where the U.S. government was the ultimate customer, were 10.6 percent of consolidated sales and 17.3 percent of Aerospace segment sales. Sales in 1997 to Boeing, including sales where the

U.S. government was the ultimate customer, were 11.8 percent of consolidated sales and 20.6 percent of Aerospace segment sales. Sales in 1996 to Boeing, including sales where the U.S. government was the ultimate customer, were 8.7 percent of consolidated sales and 16.9 percent of Aerospace segment sales.

UNFILLED ORDERS

     See the discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 12.

GOVERNMENT CONTRACT MATTERS

     See the discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 17 and the Government Contract Matters footnote on page 44.

COMPETITION

     The Registrant has competitors or potential competitors in both of its operating segments. Some of these competitors or potential competitors may have greater financial and personnel resources than the Registrant. The Registrant believes that its research and development, proprietary technology, and product and service reputations have been of particular significance in maintaining the Registrant's competitive standing.

RESEARCH AND DEVELOPMENT

     See the Research and Development footnote on page 42.

ENVIRONMENTAL MATTERS

     See the Environmental Matters footnote on pages 43 and 44.

ITEM 2. PROPERTIES

     The Registrant occupies building space totaling approximately 6.3 million square feet, which is divided by operating segments as follows: Aerospace, 3.1 million square feet; Industrial, 3.0 million square feet; and corporate offices,
 .2 million square feet. All building space is owned by the Registrant, except approximately .9 million square feet of leased space, and is well maintained, in good operating condition, and suitable for its operations. The Registrant owns approximately 200 acres of vacant land for future expansion.

     Aerospace domestic manufacturing facilities are located in Phoenix, Arizona; Los Angeles and San Diego, California; Denver and Grand Junction, Colorado; Rockford, Illinois; York, Nebraska; and Santa Isabel, Puerto Rico. Aerospace foreign manufacturing facilities are located in Nordlingen, Germany; Shannon, Ireland; and the Republic of Singapore.

     Industrial domestic manufacturing facilities are located in Auburn, Alabama; Valencia, California; Arvada, Colorado; Elk Grove Village, Illinois; Michigan City, Indiana; Acton, Massachusetts; Ivyland, Pennsylvania; and Milwaukee, Wisconsin. Industrial foreign manufacturing facilities are located in Broadmeadow, Australia; Eastbourne, England; Dijon, Montbrison, Pont-St-Pierre and Samoreau, France; Ilsfeld, Germany; and Madras, India.

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

     The Registrant is also involved in a number of matters involving environmental claims. For information concerning these matters see the Note to the Registrant's Consolidated Financial Statements captioned "Environmental Matters" on pages 43 and 44.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Registrant's security holders during the fourth quarter of fiscal year 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following chart sets forth the executive officers of Registrant, their ages, their offices with the Registrant, and the period during which they have held such offices.

                           AGE AS OF                                                        NUMBER OF
          NAME              2/24/99        CURRENT OFFICE AND PRINCIPAL OCCUPATION       YEARS AS OFFICER
          ----             ---------       ---------------------------------------       ----------------
Robert H. Jenkins........     55       Chairman of the Board, President and Chief                3
                                       Executive Officer. Elected President and Chief
                                       Executive Officer October 1, 1995; elected to
                                       additional position of Chairman of the Board
                                       April 15, 1997.(1)
Patrick L. Thomas........     53       Executive Vice President and Chief Operating              4
                                       Officer, Industrial. Elected Executive Vice
                                       President and Chief Operating Officer,
                                       Industrial January 2, 1995.(2)
Ronald F. McKenna........     58       Executive Vice President and Chief Operating              3
                                       Officer, Aerospace. Elected Executive Vice
                                       President and Chief Operating Officer, Aerospace
                                       May 6, 1996.(3)
Paul Donovan.............     51       Executive Vice President and Chief Financial             10
                                       Officer. Chief Financial Officer since December
                                       2, 1988; elected to additional position of
                                       Executive Vice President August 7, 1990.
DeWayne J. Fellows.......     54       Vice President and Controller. Controller since          10
                                       February 16, 1989; elected to additional
                                       position of Vice President August 7, 1990.
Mary Ann Hynes...........     51       Vice President, General Counsel and Secretary.            1
                                       Elected Vice President, General Counsel and
                                       Secretary February 26, 1998.(4)
James R. Carlson.........     55       Vice President and Treasurer. Elected Vice                2
                                       President and Treasurer November 18, 1997.
                                       Appointed Vice President, Treasury Operations
                                       and Assistant Treasurer from January 6, 1997 to
                                       November 18, 1997.(5)
Neil D. Traubenberg......     49       Vice President, Tax. Elected Vice President, Tax          2
                                       November 18, 1997. Appointed Vice President, Tax
                                       from January 6, 1997 to November 18, 1997.(6)
Patrick J. Winn..........     49       Vice President, Corporate Human Resources.                2
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

(4) Ms. Hynes was General Counsel of Wolters Kluwer U.S., Inc. from January 1996 to February 1998 and General Counsel of CCH Inc. for more than five years prior to January 1996.

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

DIVIDENDS AND STOCK PRICE RANGE

                                                                PER SHARE OF COMMON STOCK
                                                         ---------------------------------------
                                                                              PRICE RANGE
                                                         DIVIDEND       ------------------------
                                                           PAID           HIGH            LOW
                                                         --------       ---------       --------
Quarter
1998
  First..............................................      $.17            $62            $46 13/16
  Second.............................................       .17             71 7/16        53 15/16
  Third..............................................       .17             60 7/8         41 5/8
  Fourth.............................................       .17             55 13/16       44
                                                           ----
                                                           $.68
                                                           ====
1997
  First..............................................      $.17            $47            $39 7/8
  Second.............................................       .17             59 1/4         42 1/4
  Third..............................................       .17             63 1/16        54 1/2
  Fourth.............................................       .17             60             45 13/16
                                                           ----
                                                           $.68
                                                           ====

     For information regarding restrictions on dividend payments see the Notes Payable and Long-Term Debt footnote on page 36. For information on the number of common stockholders and further information regarding the Registrant's common stock price see the Selected Financial Data for the Registrant for Each of the Last Five Fiscal Years on pages 9 and 10.

ITEM 6. SELECTED FINANCIAL DATA FOR THE REGISTRANT FOR EACH OF THE LAST FIVE FISCAL YEARS

                                                                    YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------------------
                                                        1998     1997(A)    1996(C)    1995(D)    1994(E)
                                                      --------   --------   --------   --------   --------
                                                       (DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE DATA)
Summary of Operations
Net Sales
  Aerospace.........................................   $1,229     $1,001     $  785     $  726     $  710
  Industrial........................................      776        751        736        747        663
                                                       ------     ------     ------     ------     ------
       Total........................................   $2,005     $1,752     $1,521     $1,473     $1,373
                                                       ======     ======     ======     ======     ======
Operating Profit
  Aerospace.........................................   $  272     $  209     $  138     $   54     $   88
  Industrial........................................      118        128         84        121        106
                                                       ------     ------     ------     ------     ------
       Total........................................   $  390     $  337     $  222     $  175     $  194
                                                       ======     ======     ======     ======     ======
----------------------------------------------------------------------------------------------------------
Earnings from continuing operations before income
  taxes and cumulative effect of accounting
  change............................................   $  347     $  294     $  184     $  135     $  149
Net earnings from continuing operations before
  cumulative effect of accounting change............   $  226     $  188     $  114     $   79     $   96
Net earnings available for common shares............   $  226     $  183     $  114     $   79     $   96
Return on average equity, after tax.................     41.6%      34.8%      22.9%      16.2%      19.0%
----------------------------------------------------------------------------------------------------------
Per Share of Common Stock(b)
Basic earnings per share from continuing operations
  before cumulative effect of accounting change.....   $ 4.02     $ 3.15     $ 1.87     $ 1.25     $ 1.46
Basic earning per share.............................   $ 4.02     $ 3.06     $ 1.87     $ 1.25     $ 1.46
Diluted earnings per share from continuing
  operations before cumulative effect of accounting
  change............................................   $ 3.99     $ 3.13     $ 1.86     $ 1.25     $ 1.46
Diluted earnings per share..........................   $ 3.99     $ 3.04     $ 1.86     $ 1.25     $ 1.46
Cash dividends......................................   $  .68     $  .68     $  .68     $  .60     $  .60
Market value -- high................................   $71.44     $63.06     $42.75     $35.38     $26.00
                low.................................   $41.63     $39.88     $32.50     $22.25     $20.50
                year-end............................   $51.88     $50.38     $42.50     $35.19     $22.75
Book value..........................................   $10.02     $ 9.33     $ 8.49     $ 7.80     $ 7.80
----------------------------------------------------------------------------------------------------------
Year-End Financial Position
Working capital.....................................   $  366     $  413     $  375     $  323     $  303
Current ratio.......................................      1.7        1.9        1.9        1.7        1.7
Total assets........................................   $1,807     $1,700     $1,595     $1,593     $1,587
Long-term debt......................................   $  299     $  222     $  226     $  228     $  247
Total debt..........................................   $  462     $  365     $  344     $  396     $  441
Shareholders' equity................................   $  545     $  542     $  513     $  481     $  494
Ratio of total debt to total capital................     45.9%      40.2%      40.1%      45.2%      47.1%
Shares outstanding at year end (in millions)........     54.4       58.1       60.4       61.7       63.3
----------------------------------------------------------------------------------------------------------

                                                                    YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------------------
                                                        1998     1997(A)    1996(C)    1995(D)    1994(E)
                                                      --------   --------   --------   --------   --------
                                                       (DOLLAR AMOUNTS IN MILLIONS EXCEPT PER SHARE DATA)
Other Data
Orders received
  Aerospace.........................................   $1,176     $1,266     $  822     $  896     $  736
  Industrial........................................      758        745        735        761        701
                                                       ------     ------     ------     ------     ------
       Total........................................   $1,934     $2,011     $1,557     $1,657     $1,437
                                                       ======     ======     ======     ======     ======
Unfilled orders
  Aerospace.........................................   $1,018     $1,071     $  806     $  769     $  599
  Industrial........................................      137        155        161        162        148
                                                       ------     ------     ------     ------     ------
       Total........................................   $1,155     $1,226     $  967     $  931     $  747
                                                       ======     ======     ======     ======     ======
Property, plant, and equipment:
  Additions, at cost................................   $  109     $  119     $   63     $   62     $   54
  Depreciation......................................   $   63     $   58     $   60     $   61     $   61
Approximate number of employees.....................   10,900     10,400      9,400      9,200      9,200
Approximate number of shareholders of record........    3,400      3,300      3,500      3,700      4,000

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

(b) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements beginning on page 28.

(c) 1996 includes a restructuring charge of $32 million before taxes ($23 million after taxes equivalent to $.38 per share) related to the operations of Sullair Europe S.A. Also includes pension and post-retirement benefit curtailment gains of $8 million before taxes ($5 million after taxes equivalent to $.08 per share) related to the shutdown of the Registrant's former Lima, Ohio, facility.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking information which is subject to market risks and opportunities that could have a material impact on actual results, and accordingly should be considered in conjunction with the cautionary language set forth in the Outlook section of Management's Discussion and Analysis of Financial Condition and Results of Operations on page 18.

     Total sales of the Registrant increased $253 million to $2,005 million in 1998, from $1,752 million in 1997. Net earnings in 1998 were $226 million, or $3.99 per share assuming dilution, which included period costs related to the 1996 restructuring of approximately $1 million. Excluding the restructuring related period costs, 1998 net earnings were $227 million, or $4.01 per share assuming dilution.

     Net earnings in 1997 were $183 million, or $3.04 per share assuming dilution, which included a one-time, pretax, curtailment gain of $15 million related to an amendment to the Registrant's Retiree Health Insurance Plans, period costs associated with the 1996 restructuring of approximately $2 million and the cumulative effect of a change in accounting principle resulting in a pretax charge of $9 million. Excluding the restructuring related period costs, one-time gains and cumulative effect of a change in method of accounting for certain consulting costs, 1997 net earnings were $180 million, or $3.00 per share assuming dilution.

SALES BY OPERATING SEGMENT

                                                 1998                   1997                   1996
    SALES (AMOUNTS IN MILLIONS) AND        ----------------       ----------------       ----------------
  INCREASE (DECREASE) FROM PRIOR YEAR      AMOUNT    CHANGE       AMOUNT    CHANGE       AMOUNT    CHANGE
---------------------------------------    ------    ------       ------    ------       ------    ------
Operating segment
  Aerospace -- Commercial..............    $  903     22.5%       $  737     34.0%       $  550     12.9%
            -- Military................       326     23.5%          264     12.3%          235     (1.7)%
                                           ------    -----        ------    -----        ------    -----
            -- Total...................     1,229     22.8%        1,001     27.5%          785      8.1%
  Industrial...........................       776      3.3%          751      2.0%          736     (1.5)%
                                           ------    -----        ------    -----        ------    -----
     Total.............................    $2,005     14.4%       $1,752     15.2%       $1,521      3.3%
                                           ======    =====        ======    =====        ======    =====

     Aerospace segment sales in 1998 were $1,229 million, which represents a $228 million increase over 1997 and 61 percent of total company sales. Commercial sales in 1998 increased by $166 million compared with 1997 due to a 32 percent increase in original equipment manufacturer (OEM) sales and a 15 percent increase in aftermarket sales. The growth in commercial sales reflected the continued increase in aircraft orders, airline passenger and freight traffic growth, and continued profitability of the U.S. and European airline industry. Although the Asia-Pacific economic crisis has negatively impacted the profitability of the Asian airline industry, the Registrant's overall Aerospace sales have not been significantly impacted by these events. As a result of double digit increases in both military OEM and aftermarket sales, total military sales were $326 million in 1998, a $62 million increase from 1997. The growth in military sales was due primarily to increased shipments on the program to provide the propulsion system for the United Kingdom's Royal Navy Spearfish torpedo. Acquisitions in 1998 were not material to the increase in Aerospace segment sales.

     Aerospace segment sales in 1997 were $1,001 million, which represents a $216 million increase over 1996 sales and 57 percent of total company sales. Commercial sales in 1997 increased by $187 million compared with 1996 due to a 44 percent increase in original equipment manufacturer (OEM) sales and a 27 percent increase in aftermarket sales. The growth in commercial sales reflected the significant increase in aircraft orders and airline traffic growth, along with improved profitability of the airline industry. As a result of double digit increases in both military OEM and aftermarket sales, total military sales were $264 million in 1997, a $29 million increase from 1996. The growth in military sales was due primarily to increased shipments on the F-16 program and revenues from the program to provide the propulsion system for the United Kingdom's Royal Navy Spearfish torpedo.

     The Registrant's Electric Systems product line is the largest product line within the Aerospace segment. This product line accounted for more than 60 percent of Aerospace segment sales in 1998 and more than 50 percent of segment sales in 1997 and 1996.

     Sales in the Industrial segment were $776 million in 1998, representing 39 percent of total company sales, compared with sales of $751 million in 1997. Fluid Handling and Milton Roy reported moderate growth in sales while sales at Falk and Sullair approximated 1997 levels. Acquisitions in 1998 added $32 million to Industrial segment sales. Excluding the effect of these acquisitions, sales in the Industrial segment decreased slightly as a result of the slowdown in Asia-Pacific economies and lower commodity prices which significantly softened the petrochemical, paper/pulp, mining, hydrocarbon exploration and processing markets.

     Industrial segment sales were $751 million in 1997, representing 43 percent of total company sales, compared with 1996 sales of $736 million. Falk, Sullair, and Milton Roy each reported a modest growth in sales; while sales for Fluid Handling decreased slightly. The majority of the sales decrease for Fluid Handling resulted from the devaluation of the French franc against the U.S. dollar during 1997, with actual sales volume remaining flat. Currency issues unfavorably impacted total Industrial sales growth by approximately $14 million during 1997.

OPERATING PROFIT BY OPERATING SEGMENT

                                                          1998               1997               1996
   OPERATING PROFIT (AMOUNTS IN MILLIONS) AND        ---------------    ---------------    ---------------
   OPERATING PROFIT AS A PERCENT OF NET SALES        AMOUNT      %      AMOUNT      %      AMOUNT      %
-------------------------------------------------    ------    -----    ------    -----    ------    -----
Operating segment
  Aerospace......................................     $272     22.1%     $209     20.9%     $138     17.6%
  Industrial.....................................      118     15.2%      128     17.0%       84     11.4%
                                                      ----     ----      ----     ----      ----     ----
     Total.......................................     $390     19.5%     $337     19.2%     $222     14.6%
                                                      ====     ====      ====     ====      ====     ====

     Aerospace segment operating profit in 1998 increased by $63 million to $272 million, or 22.1 percent of sales, compared to operating profit of $209 million, or 20.9 percent of sales in 1997. Excluding the impact of the $9 million Aerospace portion of a one-time curtailment gain related to a 1997 amendment to the Registrant's Retiree Health Insurance Plans, operating profit was $200 million, or 20.0 percent of sales in 1997. The increase in operating profit margin was due to the incremental profitability on growing sales volume.

     Operating profit in the Aerospace segment in 1997 increased by $71 million to $209 million from $138 million in 1996. Excluding $9 million, which was the Aerospace portion of a one-time curtailment gain related to an amendment to the Registrant's Retiree Health Insurance Plans, 1997 operating profit was $200 million, or 20.0 percent of sales. The operating profit increase, excluding the one-time gain, was due primarily to the increase in commercial OEM and aftermarket sales.

     Industrial segment operating profit decreased to $118 million in 1998 from $128 million in 1997. Excluding restructuring related period costs, 1998 operating profit was $120 million, or 15.5 percent of sales, compared with 1997 operating profit of $124 million, or 16.5 percent of sales, excluding $6 million for the Industrial portion of a one-time curtailment gain related to an amendment to the Registrant's Retiree Health Insurance Plans and $2 million in restructuring related period costs. The operating profit margin decrease, excluding the one-time items, was due to higher investments in product development and market-rate-of-demand manufacturing initiatives, competitive pricing pressures, and the accounting impact of reduced overhead absorption caused by inventory reductions.

     Operating profit in the Industrial segment in 1997 was $128 million, which included $6 million for the Industrial portion of a one-time curtailment gain related to an amendment to the Registrant's Retiree Health Insurance Plans and $2 million in restructuring related period costs. Excluding one-time items, 1997 operating profit was $124 million, or 16.5 percent of sales compared with $116 million, or 15.8 percent of sales, in 1996. The improvement resulted from the increase in Industrial shipments and lower losses at Sullair Europe, as the benefits of the 1996 restructuring plan began to be realized.

AUXILIARY POWER UNITS

     The Registrant's Power Systems product line includes auxiliary power units
(APUs) and environmental control systems developed and produced for both the military and commercial aerospace markets. Since 1989, the Registrant has participated in the development and marketing of a family of APUs to serve the commercial airline transport market. Initial entry into this market required substantial investment by the Registrant. The Registrant continues to project near and long-term growth opportunities in both commercial OEM sales and the aftermarket business. Additional investment in the product line is expected, but at a lower rate than in prior years, as the family of existing APUs is applied to a limited number of new aircraft platforms. As a result of the significant progress made over the past few years, Power Systems achieved break-even operating results in the second quarter of 1998 and is expected to remain profitable in the foreseeable future.

UNFILLED ORDERS

     Unfilled orders decreased by $71 million to $1,155 million at December 31, 1998, of which $379 million are not expected to be filled in 1999. Unfilled orders at December 31, 1997 were $1,226 million. Unfilled orders in the Aerospace segment decreased by $53 million or approximately 5 percent from 1997 due to unusually high orders in the fourth quarter of 1997 as a result of peak OEM order activity and several large, multiple year, aftermarket orders. Industrial segment unfilled orders decreased $18 million or by approximately 12 percent which reflects the effects of lower commodity prices and the Asia-Pacific economic slowdown on the Industrial segment's primary markets.

RESTRUCTURINGS

     During 1996, the Registrant initiated a restructuring plan within its Industrial segment related primarily to the operations of Sullair Europe S.A. which resulted in a pretax charge of $32 million. The restructuring was undertaken as a result of continuing losses at this operation, weakness in the European economy, and significant competitive pressures in the European markets. The charge included $11 million in cash termination benefits; $14 million for the partial write-down of assets of Sullair Europe and $7 million (primarily cash related charges) for disposition of the facility in St. Priest, France and professional fees. Operations previously at the St. Priest facility were transferred to other plant sites in Europe and the United States. The shutdown of the St. Priest facility and the termination or transfer of the employees was completed during 1997.

     Since the charge was recorded in 1996, approximately $13 million has been paid and charged against the restructuring liability, including costs to terminate 124 employees. Additionally, restructuring related period costs of $2 million were incurred in both 1998 and 1997. It is anticipated that the sale of the St. Priest facility will be completed by the end of the second quarter of 1999, at which time the restructuring will be substantially complete.

     During 1995, the Registrant initiated a restructuring plan which resulted in a pretax charge of $58 million. The charge was taken to reduce excess Aerospace manufacturing capacity caused by reductions in manufacturing volume and increases in manufacturing productivity, and to write-down the assets of the Industrial segment's Spectronic Instruments business (Spectronic) and the Aerospace segment's Advanced Power Technology, Inc. (APT) in anticipation of their divestiture. The charge included $24 million in cash and non-cash termination benefits, including recognition of certain long-term retirement benefits for approximately 350 employees. Also included in the charge was $34 million for the write-down and disposition of assets related to the Lima facility, Spectronic, and APT. The shutdown of the Lima facility was completed during 1996 and the disposition of the facility was completed in the first quarter of 1998. The sale of Spectronic and a majority interest in APT were completed in the third quarter of 1995.

     Since the 1995 restructuring charge was recorded, approximately $10 million in cash has been paid and charged against the restructuring liability, including costs to terminate 360 employees. As of March 31, 1998, the planned restructuring activities from the 1995 restructuring plan were substantially complete.

ACQUISITIONS

     During 1998, the Registrant's Aerospace segment acquired Keystone Engineering Company (Keystone) and Shannon Aircraft Motor Works (Shannon). Keystone, located in California, is a manufacturer of light-weight propellant pressure tanks and domes for commercial satellites and launch vehicles as well as other components and sub-assemblies for various space applications. The Keystone acquisition has provided the Registrant an entrance into the growing commercial space market. Shannon, headquartered in Ireland, is a leader in the repair and overhaul of aircraft motor and generator components, with additional facilities in France and Canada. The Shannon acquisition enhances the Registrant's ability to provide repair services in Europe and nearby markets.

     The Registrant's Industrial segment acquired Ansimag, Inc. (Ansimag), the Mining Services Division of A. Goninan & Co., Limited (Goninan), Maso Process-Pumpen GmbH (Maso), Robin Industries S.A. (Robin), and Williams Instrument Company, Inc. (Williams) during 1998. Ansimag, located in Illinois, is a manufacturer of non-metallic, magnetically driven, sealless pumps used in the chemical and general process industries. Goninan, located in Australia, is a manufacturer of steel and iron ring gears and enclosed gear drives used in the mining, steel, cement and other heavy industries. Maso, located in Germany, designs, develops and manufactures pumps used in the food, beverage and pharmaceutical industries, using the same technology as the Sine(R) pump product line of the Registrant. Robin, located in France, manufactures industrial mixing equipment used in the chemical and mineral processing, pulp and paper, water treatment and pharmaceutical industries. Williams, located in California, manufactures pneumatically powered mechanical pumps for the oil and gas production industry. All of these acquisitions enhance the Registrant's current product lines and the Goninan, Maso, and Robin acquisitions increase the Registrant's access to foreign markets and its global presence.

FOREIGN OPERATIONS AND ACTIVITY

     The Registrant has been expanding its international activities during the past several years, in part through joint-venture operations, acquisitions, and the development of foreign subsidiaries. Accordingly, the Registrant enters into foreign currency forward exchange contracts primarily to protect specific assets and liabilities and certain cash flows from foreign currency exchange rate fluctuations. As a result, foreign exchange rate fluctuations are not expected to have a material impact on the Registrant's financial condition or results of operations. For further information related to foreign currency forward exchange contracts see the Summary of Significant Accounting Policies note beginning on page 28 and the Financial Instruments with Off-Balance-Sheet Risk note on page 39.

     The Registrant continues to explore a variety of strategies to expand its international presence, including joint ventures and distribution arrangements (such activity currently being limited by terms of the Merger Agreement). Markets in areas with high-growth potential, such as the Asia-Pacific region and Latin America, are the primary focus of the Registrant's efforts. In general, Asian economies continue to experience on-going economic uncertainty which has slowed the Registrant's growth in this region. Although the Registrant believes these uncertainties will continue in the near term, it also believes that the long-term growth prospects of this region are strong and as a result, the Registrant will continue to explore growth strategies in this region. The expected impact of continued weakness in the Asia-Pacific region has been factored into the Registrant's 1999 forecast which is discussed in the Outlook section of Management's Discussion and Analysis of Financial Condition and Results of Operations on page 18.

EURO CONVERSION

     On January 1, 1999, eleven of fifteen member countries of the European Union established fixed conversion rates between their existing currencies and adopted the euro as their new common currency. The euro will trade on currency exchanges and the legacy currencies will remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. Beginning on January 1, 2002, euro denominated bills and coins will be issued and legacy currencies will be withdrawn from circulation. The Registrant has assessed the impact on its operations and has established plans to accommodate the euro conversion and its related impact on customer and vendor transactions, currency exchange risks, and accounting systems. The Registrant does not expect the euro conversion to have a material impact on its financial condition or results of operations.

IMPACT OF YEAR 2000

     The Registrant is working to correct it's Year 2000 Issue, which if not resolved could result in the failure of a variety of systems or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, manufacture product, send invoices, or engage in similar normal business activities. The Registrant's assessment process related to the Year 2000 Issue has been divided into the following categories: business operating systems (examples include accounting and treasury), other operating systems (examples include engineering, computer aided drafting, production facilities and environmental systems), suppliers/customers, and products. Following is the current status of each category.

  Business Operating Systems

     In 1994, the Registrant began the assessment and modification process to address the year 2000 Issue. Based on a completed assessment of all business operating systems, the Registrant determined that it will be required to modify or replace portions of its software so that its computer systems will function properly in the year 2000 and thereafter. The Registrant believes that with modifications to existing software and, in some cases, conversions to new software, the Year 2000 Issue will not pose significant operational problems. In the event that modifications and conversions are not completed on a timely basis, the Year 2000 Issue could have a material impact on the operations of the Registrant.

     The Registrant is utilizing both internal and external resources to reprogram, or replace, and test software for Year 2000 modifications. The Registrant estimates modification and replacement plan efforts are approximately 80 percent complete as of December 31, 1998 and anticipates that all remaining critical systems will be revised or replaced by July 1999.

  Other Operating Systems

     The Registrant has completed its assessment of Year 2000 Issues associated with other operating critical systems, such as manufacturing machinery, test equipment and environmental systems with date sensitive software and embedded microprocessors. This assessment has identified no significant operational issues and the Registrant expects to complete all necessary revisions or replacements of these systems by June 1999.

  Suppliers / Customers

     The Registrant has initiated communications with its significant suppliers, customers, and other relevant third parties to determine the extent to which the Registrant's operations may be vulnerable to those third parties' failure to resolve their own Year 2000 Issues. In addition, the Registrant has conducted eight symposiums at which more than 200 significant suppliers attended, and some visits have taken place with suppliers and customers. This activity will continue until the Registrant believes its significant suppliers and customers are Year 2000 ready.

     Due to the difficulty in determining whether third-parties have resolved their Year 2000 issues, the Registrant is in the process of developing contingency plans, which it considers necessary, such as identifying alternative suppliers and/or implementing inventory management steps such as stock-piling purchased materials, in order to minimize any adverse effect to the Registrant's operations. An area of concern, which the Registrant is monitoring, involves utility suppliers, principally electric power suppliers. The inability of electric power suppliers to become Year 2000 compliant in a timely manner could result in wide-spread power outages or rolling brown-outs. Failures of third parties to adequately address their Year 2000 Issues and any failure of the Registrant to develop timely and effective contingency plans could adversely effect the Registrant's operations, the extent of which is currently not known.

  Products

     The Registrant has performed an assessment of its exposure to contingencies related to the Year 2000 Issue for the products it has previously sold. Based upon this assessment, the Registrant does not believe there is any exposure that would have a material adverse affect on the Registrant's financial position, results of operations or liquidity.

  Summary

     The Registrant's total cost to make modifications to resolve Year 2000 issues is estimated to be between $9 million and $14 million and is being funded through operating cash flows. To date, the Registrant has incurred approximately $7 million related to operating systems modifications.

     The costs of the project and the dates on which the Registrant believes it will complete the Year 2000 modifications are based on management's best estimates. These estimates were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. These estimates may not be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. The Registrant could also be subject to litigation for the failure of computer systems, equipment shutdowns and product delivery delays. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

ENVIRONMENTAL MATTERS

     For a detailed discussion, see the Environmental Matters footnote on pages 43 and 44.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital was $366 million at December 31, 1998, compared with $413 million at December 31, 1997. The $47 million decrease was due primarily to an increase in notes payable, resulting from the Registrant's acquisitions and share repurchase activity, a decrease in inventories and a decrease in other assets partially offset by an increase in accounts receivable resulting from higher year over year fourth quarter sales volume in 1998.

     Net cash provided by operating activities increased to $333 million in 1998 from $252 million in 1997. The increase was due primarily to higher net earnings, a reduction in inventories, and a decrease in other assets as benefits were paid from a previously funded trust for incurred but not reported health care claims. This increase was partially offset by higher accounts receivable resulting from higher year over year fourth quarter sales volume in 1998. Inventories decreased as a result of the Registrant's focus on inventory reduction programs and the on-going implementation of market-rate-of-demand manufacturing.

     Net cash flow from operating activities increased to $252 million in 1997 from $168 million in 1996. The growth in cash flow from operations is due primarily to higher net earnings and lower deferred tax assets resulting from the realization of tax planning strategies, partially offset by the increase in inventories and lower restructuring liabilities.

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

     In 1998, the Registrant used $203 million of cash for investing activities, primarily for the purchase of fixed assets and acquisitions. The Registrant also used $123 million for financing activities in 1998, primarily for the payment of dividends and the repurchase of common stock. An increase in notes payable and long-term debt partially offset the cash used for the payment of dividends and the repurchase of common stock.

     During 1997, the Registrant used $121 million of cash for investing activities, primarily for the purchase of fixed assets. In 1997, the Registrant used $140 million of cash for financing activities, primarily to repurchase its common stock and pay dividends, partially offset by additional borrowings.

     In 1996, the Registrant used $86 million of cash for investing activities, primarily for the purchase of fixed assets and for acquisitions. During 1996, the Registrant used $144 million of cash for financing activities, primarily to repay short-term borrowings, repurchase its common stock, and pay dividends.

     At December 31, 1998, the Registrant had unsecured revolving domestic credit facilities totaling $435 million that were being provided by seven banks. At December 31, 1998, there were no outstanding balances under these lines of credit and the entire unused portion of these credit facilities was available under the Registrant's most restrictive debt covenants. These credit facilities will expire during the fourth quarter of 1999 and the Registrant expects to replace or renew these facilities with credit lines that are similar in amount or less than the current facilities. Cash flow from operating activities and access to credit facilities and the commercial paper market provide the Registrant with current and continuing sources of liquidity.

     The Registrant issues commercial paper in the United States, which is supported by its domestic revolving credit facilities. At December 31, 1998 and 1997, the Registrant had $45 million and $143 million of commercial paper outstanding, respectively.

     On February 8, 1996 and December 7, 1998, the Registrant filed shelf registration statements on Form S-3 with the Securities and Exchange Commission for the public issuance of debt in the amounts of $150 million and $100 million, respectively, for a total of $250 million. In December 1998 and January 1999, $198 million and $52 million was issued, respectively, under this facility with the proceeds used to pay down the revolving credit facilities and commercial paper.

     On January 26, 1998 the Registrant's Board of Directors authorized the repurchase of up to an additional 10 million shares of its common stock, bringing the total authorized for repurchase to 30 million shares. The Registrant had purchased approximately 20 million shares through December 31, 1998 at a total purchase price of $634 million. In addition, approximately 440,000 shares have been repurchased through February 24, 1999. Funds for the repurchases were provided by the Registrant's operating activities, 4(2) commercial paper program and public debt issuance. The Registrant will consider a variety of options for the repurchase of the shares, from time to time, including open market purchases or Dutch auctions. The Registrant currently intends to hold the repurchased shares as treasury stock.

     The Registrant uses debt to the extent internally generated cash flow is insufficient to meet its requirements. Accordingly, the ratio of its total-debt-to-total-capital is important since it indicates the Registrant's capacity to absorb additional debt. This ratio was 45.9 percent at the end of 1998, compared with 40.2 percent at the end of 1997, and 40.1 percent at the end of 1996.

     Capital expenditures, cash dividend payments, and working capital requirements will be financed from the Registrant's continuing sources of liquidity.

     The Registrant remains actively involved in evaluating potential acquisitions, which may be financed with internal cash flow, debt, stock, or a combination thereof.

     Capital expenditures for the years 1998, 1997, and 1996 were $109 million, $119 million, and $64 million, respectively. Capital expenditures consist of normal replacements of property, plant, and equipment and continued investment in machinery and equipment related to increasing volume and the implementation of market-rate-of-demand manufacturing processes.

TAX ISSUES

     For a detailed discussion, see the Income Taxes footnote on pages 37 and 38.

GOVERNMENT CONTRACT MATTERS

     A portion of the Registrant's business results from contracts with or for government agencies. Military sales in 1998 were $332 million, of which 57 percent and 43 percent were from prime contracts and subcontracts, respectively. Military sales in 1997 were $267 million, of which 55 percent and 45 percent were from prime contracts and subcontracts, respectively. Military sales in 1996 were $240 million, of which 48 percent and 52 percent were from prime contracts and subcontracts, respectively. In addition, sales where the final customer was the U.S. government represented 64 percent, 65 percent, and 72 percent of total military sales in 1998, 1997, and 1996, respectively.

     For additional discussions on government contract matters, see the Government Contract Matters footnote on page 44.

STRATEGY

     The Registrant is known internationally for the quality of its engineered products. In the future, the Registrant intends to continue in this area of excellence while focusing on new product and market opportunities. The emphasis will be on sales growth through the development or acquisition of products of like technology and profit potential (such product acquisition activity currently being limited by terms of the Merger Agreement). Additionally, the Registrant is focusing on improving its manufacturing capabilities and processes so that its ability to manufacture and serve its customers will continue to be important competitive advantages.

     The new business and manufacturing process strategies will be focused through decentralized organizations. Focused product orientated enterprises will be used to implement customized improvements in work flow, cycle time reductions, and customer responsiveness.

OUTLOOK

     Overall sales are expected to grow at a slower rate in 1999 compared to the prior year as a result of lower increases in commercial aircraft order rates, continued economic uncertainty in Asia and Latin America, and the continued effect of low commodity prices on the Industrial segment's primary markets. The Registrant projects that sales will increase approximately 5 percent and operating profit should be in the 20 percent of sales range in 1999. As a result, the Registrant expects to generate diluted earnings per share of between $4.25 and $4.55, excluding any additional share repurchases. For 1999, the Registrant plans to expend approximately $132 million on research and development, of which $43 million will be funded by customers, and invest $100 million to $110 million in capital expenditures. Operating cash flow before capital expenditures is expected to range between $330 million and $370 million in 1999. The Registrant will continue to invest its cash for optimal returns, either by investing in the Company or by growing the Company through acquisitions. The Registrant intends to manage its total-debt-to-total-capital ratio within a range of 40 percent to 50 percent in 1999.

     Total Aerospace sales are projected to increase between 5 percent and 10 percent for 1999. Commercial sales, both OEM and aftermarket, are expected to increase between 5 percent and 10 percent as a result of continued strength in commercial aircraft order rates coupled with continued airline passenger and freight traffic growth. Military sales are expected to remain consistent relative to 1998 levels. The Aerospace segment is expected to generate an operating profit margin in the range of 22 percent to 23 percent of sales in 1999.

     The Registrant does not anticipate improvements in primary market conditions for the Industrial segment in 1999. Despite these difficult market conditions, sales are expected to increase up to 5 percent with operating profit margins up to 15 percent of sales as a result of the full-year impact of current year acquisitions, product/market growth initiatives and cost efficiencies gained from operating improvement programs.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY
When used in this Management's Discussion and Analysis of Financial Condition and Results of Operations, the terms "anticipate," "believe," "estimate," "expect," "forecast," "goal," "outlook," "plan," "project," "should" and similar expressions are intended to identify "forward-looking" statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Such risks and uncertainties include the Registrant's successful execution of internal strategic initiatives, including implementation of business unit or enterprise concepts; governmental export and import policies; factors that result in significant and prolonged disruption to air travel worldwide; overall expenditures for capital equipment and infrastructure development; relations with the Registrant's employees; competitive pricing pressures; global trade policies; worldwide political stability and economic conditions, particularly Asia and Latin America; termination of and/or difficulties related to significant government programs (particularly military procurement programs serviced by the Registrant); and potential risks associated with efforts by the Registrant, its suppliers and customers to modify their information systems to be ready for the year 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Registrant is exposed to interest rate risk, foreign currency risk, and equity market risk in the normal course of business and these risks are mitigated from time to time by derivative financial instruments. Fluctuations in the market values of such derivative instruments are generally offset by reciprocal changes in the underlying economic exposures that the instruments are intended to hedge. Because derivative instruments are used solely as hedges and not for speculative trading purposes, they do not represent incremental risk to the Registrant. For further discussion of derivative financial instruments, refer to the Summary of Significant Accounting Policies, Notes Payable and Long-Term Debt, Financial Instruments with Off-Balance-Sheet Risk, and Fair Value of Financial Instruments sections in the notes to consolidated financial statements.

  Interest Rate Risk

     The Registrant's earnings are affected by changes in interest rates as a result of its issuance of floating rate notes payable and short-term commercial paper; however, the Registrant limits its exposure to changes in interest rates through the use of pay fixed/receive floating interest rate swap contracts on a portion of its floating rate debt. At December 31, 1998 and 1997, the Registrant had $192 million and $160 million, respectively, of outstanding floating rate debt obligations and $132 million and $0 million, respectively, of interest rate swap contracts. If market rates would have averaged 10% higher than actual levels in either 1998 or 1997, the effect on the Registrant's interest expense and net earnings, after considering the effects of the interest rate swap contracts, would not have been material.

     The registrant also utilizes fixed rate notes payable and long-term debt to finance operations. As the interest rates on these obligations are fixed, the Registrant's interest expense and net earnings are not exposed to fluctuations in interest rates; however, the fair value of these obligations is affected by changes in interest rates. The fair value of fixed rate debt obligations, although not recognized for book purposes, is an important measure of the approximate cost to the Registrant of settling its debt before scheduled maturity. At December 31, 1998 and 1997, the Registrant had outstanding fixed rate debt obligations of $270 million and $205 million, respectively. The fair value of these obligations was $301 million and $236 million at December 31, 1998 and 1997, respectively. The potential loss in fair value on such debt obligations from a hypothetical 10% adverse change in interest rates would not be material.

     At December 31, 1998 the Registrant had $200 million of outstanding interest rate lock contracts as hedges of the U.S. Treasury rate to be used as the pricing benchmark in an intended future debt issue. The gain or loss on these contracts will be deferred and recognized over the life of the debt issue. If the Registrant does not proceed with the intended debt issue, the gain or loss on termination of the interest rate lock contracts would be recognized in current period net income. At December 31, 1998, the fair value asset of the interest rate lock contracts was approximately $3 million. The potential loss in fair value on such financial instruments from a hypothetical 10% adverse change in interest rates on 10 year U.S. treasury bonds would not be material to the financial position of the Registrant. The Registrant had no outstanding rate lock contracts at December 31, 1997.

  Foreign Currency Risk

     A substantial majority of the Company's revenue, expense, and capital purchasing activities are transacted in U.S. dollars; however, the Registrant is exposed to fluctuations in foreign currencies for transactions denominated in other currencies, primarily the British pound sterling, French franc, and Singapore dollar. The Registrant uses foreign currency forward exchange contracts to reduce such exposure on specific assets, liabilities, and certain cash flows denominated in foreign currencies. At December 31, 1998 the Registrant had outstanding contracts to purchase and sell an equivalent of $11 million and $70 million of foreign currencies, respectively, with a net fair value liability of approximately $4 million. At December 31, 1997 the Registrant had outstanding contracts to purchase and sell an equivalent of $53 million and $72 million of foreign currencies, respectively, with a net fair value liability of approximately $3 million. The potential loss in fair value for such financial instruments from a hypothetical 10% adverse change in quoted foreign currency exchange rates would not have been material to the financial position of the Registrant at December 31, 1998 or 1997.

  Equity Market Risk

     The Registrant is exposed to equity price risk on certain employee benefit plan assets that are invested in available-for-sale marketable securities consisting of an S&P 500 Index mutual fund. The Registrant uses equity index costless collars to reduce its exposure to equity market volatility on a portion of these investments. At December 31, 1998, the Registrant had available-for-sale marketable securities with a fair value of approximately $11 million and equity index costless collars with a notional amount of $5 million. The potential loss in fair value on these investments, assuming a hypothetical 10% adverse change in the S&P 500 Index from its December 31, 1998 level and after considering the effects of the equity index costless collars, would not be material to the financial position of the Registrant at December 31, 1998. The Registrant did not have investments in marketable securities at December 31, 1997.

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

/s/ Robert H. Jenkins                                       /s/ Paul Donovan
Robert H. Jenkins                                           Paul Donovan
Chairman of the Board, President                            Executive Vice President
and Chief Executive Officer                                 and Chief Financial Officer
January 25, 1999

--------------------------------------------------------------------------------

  Independent Auditors' Report

To the Shareholders and Board of Directors, Sundstrand Corporation

     We have audited the accompanying consolidated balance sheets of Sundstrand Corporation and subsidiaries as of December 31, 1998 and 1997 and the related statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Registrant's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sundstrand Corporation and subsidiaries at December 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

/s/ Ernst & Young LLP
Chicago, Illinois
January 25, 1999,
Except for the footnote entitled "Subsequent Event," as to which our report is dated February 21, 1999.

                    SUNDSTRAND CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF EARNINGS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1998        1997        1996
                                                              ------      ------      ------
                                                                   (AMOUNTS IN MILLIONS
                                                                  EXCEPT PER SHARE DATA)
Net sales...................................................  $2,005      $1,752      $1,521
Costs and expenses:
  Costs of products sold....................................   1,316       1,148         990
  Marketing and administration..............................     317         286         300
  Restructuring charges, net................................       -           -          24
                                                              ------      ------      ------
                                                               1,633       1,434       1,314
                                                              ------      ------      ------
Earnings before other income (deductions)...................     372         318         207
Other income (deductions):
  Interest expense..........................................     (35)        (30)        (29)
  Interest income...........................................       4           6           5
  Other, net................................................       6           -           1
                                                              ------      ------      ------
                                                                 (25)        (24)        (23)
                                                              ------      ------      ------
Earnings before income taxes and cumulative effect of
  accounting change.........................................     347         294         184
Less income taxes...........................................     121         106          70
                                                              ------      ------      ------
Net earnings before cumulative effect of accounting
  change....................................................     226         188         114
Cumulative effect of change in method of accounting for
  certain consulting costs, net of taxes....................       -          (5)          -
                                                              ------      ------      ------
Net earnings................................................  $  226      $  183      $  114
                                                              ======      ======      ======
Weighted-average number of common shares outstanding........    56.2        59.8        61.0
Weighted-average number of common shares outstanding --
  assuming dilution.........................................    56.6        60.2        61.3
Basic earnings per share:
  Earnings before cumulative effect of accounting change....  $ 4.02      $ 3.15      $ 1.87
  Cumulative effect of change in accounting.................       -        (.09)          -
                                                              ------      ------      ------
  Net earnings..............................................  $ 4.02      $ 3.06      $ 1.87
                                                              ======      ======      ======
Diluted earnings per share:
  Earnings before cumulative effect of accounting change....  $ 3.99      $ 3.13      $ 1.86
  Cumulative effect of change in accounting.................       -        (.09)          -
                                                              ------      ------      ------
  Net earnings..............................................  $ 3.99      $ 3.04      $ 1.86
                                                              ======      ======      ======
Cash dividends per common share.............................  $  .68      $  .68      $  .68

                 See Notes to Consolidated Financial Statements

                    SUNDSTRAND CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                                -------------------------
                                                                 1998      1997     1996
                                                                ------    ------    -----
                                                                  (AMOUNTS IN MILLIONS)
Cash flow from operating activities:
  Net earnings..............................................    $ 226     $ 183     $114
  Adjustments to reconcile net earnings to cash provided by
     operating activities:
     Depreciation...........................................       63        58       61
     Amortization...........................................       17        15       12
     Deferred income taxes..................................       11        51        6
     Change in operating assets and liabilities excluding
      the effects of acquisitions:
       Accounts receivable..................................      (48)      (13)     (18)
       Inventories..........................................       68       (75)     (37)
       Other assets.........................................       19       (20)       5
       Accounts payable.....................................        1        23       (4)
       Accrued expenses.....................................       (7)       23       20
     Other..................................................      (17)        7        9
                                                                -----     -----     ----
     Total adjustments......................................      107        69       54
                                                                -----     -----     ----
Net cash provided by operating activities...................      333       252      168
                                                                -----     -----     ----
Cash flow from investing activities:
  Cash paid for property, plant, and equipment..............     (109)     (119)     (64)
  Proceeds from the sale of assets..........................        9        15        2
  Cash paid for acquisitions, net of cash acquired..........      (94)      (18)     (29)
  Cash paid for available-for-sale marketable securities....      (10)        -        -
  Other investing activities................................        1         1        5
                                                                -----     -----     ----
Net cash used for investing activities......................     (203)     (121)     (86)
                                                                -----     -----     ----
Cash flow from financing activities:
  Net borrowings (payments) supported by lines of credit....      (98)       25      (50)
  Issuance of short-term notes payable......................      118         -        -
  Issuance of long-term debt................................       80         -        -
  Principal payments on long-term debt......................       (7)       (4)      (7)
  Additional debt for acquisitions..........................        4         -        -
  Proceeds from stock options exercised.....................        4         5        3
  Purchase of treasury stock................................     (186)     (125)     (49)
  Dividends paid............................................      (38)      (41)     (41)
                                                                -----     -----     ----
Net cash used for financing activities......................     (123)     (140)    (144)
                                                                -----     -----     ----
Effect of exchange rate changes on cash.....................       (5)        4        5
                                                                -----     -----     ----
  Increase (decrease) in cash and cash equivalents..........        2        (5)     (57)
  Cash and cash equivalents at January 1....................       13        18       75
                                                                -----     -----     ----
Cash and cash equivalents at December 31....................    $  15     $  13     $ 18
                                                                =====     =====     ====
Supplemental cash flow information:
  Interest paid.............................................    $  33     $  29     $ 31
  Income taxes paid.........................................    $  78     $  74     $ 55

                 See Notes to Consolidated Financial Statements

                    SUNDSTRAND CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                    DECEMBER 31,
                                                                ---------------------
                                                                 1998          1997
                                                                -------       -------
                                                                (AMOUNTS IN MILLIONS
                                                                 EXCEPT SHARE DATA)
ASSETS
Current Assets
  Cash and cash equivalents.................................    $   15        $   13
  Accounts receivable, net..................................       381           326
  Inventories, net of progress payments.....................       401           462
  Deferred income taxes.....................................        53            49
  Other current assets......................................        15            30
                                                                ------        ------
     Total current assets...................................       865           880
Property, Plant, and Equipment, net.........................       527           472
Intangible Assets, net......................................       332           265
Deferred Income Taxes.......................................        22            34
Other Assets................................................        61            49
                                                                ------        ------
                                                                $1,807        $1,700
                                                                ======        ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Notes payable.............................................    $  163        $  143
  Long-term debt due within one year........................         4             9
  Accounts payable..........................................       128           124
  Accrued salaries, wages, and commissions..................        29            26
  Accrued postretirement benefits other than pensions.......        18            17
  Other accrued liabilities.................................       157           148
                                                                ------        ------
     Total current liabilities..............................       499           467
Long-Term Debt..............................................       295           213
Accrued Postretirement Benefits Other Than Pensions.........       344           357
Other Liabilities...........................................       124           121
                                                                ------        ------
                                                                 1,262         1,158
                                                                ------        ------
SHAREHOLDERS' EQUITY
  Common stock, par value $.50 per share; authorized
     150,000,000 shares; issued 1998 and 1997 -- 75,686,028
     shares (including shares in treasury)..................        38            38
  Additional contributed capital............................       165           160
  Retained earnings.........................................     1,007           819
  Common stock in treasury (at cost); 1998 -- 21,284,447
     shares and 1997 -- 17,598,391 shares...................      (645)         (456)
  Unamortized value of restricted stock issued..............        (6)          (10)
                                                                ------        ------
                                                                   559           551
                                                                ------        ------
  Accumulated foreign currency translation adjustment.......       (11)           (9)
  Unrealized gains on marketable securities.................         1             -
  Minimum pension liability adjustment......................        (4)            -
                                                                ------        ------
  Accumulated other comprehensive earnings..................       (14)           (9)
                                                                ------        ------
                                                                   545           542
                                                                ------        ------
                                                                $1,807        $1,700
                                                                ======        ======

                 See Notes to Consolidated Financial Statements

                    SUNDSTRAND CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                                UNAMORTIZED      ACCUMULATED
                                                         ADDITIONAL                  COMMON       VALUE OF          OTHER
                                               COMMON    CONTRIBUTED    RETAINED    STOCK IN     RESTRICTED     COMPREHENSIVE
                                      TOTAL    STOCK       CAPITAL      EARNINGS    TREASURY    STOCK ISSUED      EARNINGS
                                      -----    ------    -----------    --------    --------    ------------    -------------
                                                             (AMOUNTS IN MILLIONS EXCEPT SHARE DATA )
Balance at January 1, 1996........    $481      $ 38        $151         $  604       $(287)        $(14)            $(11)
Comprehensive income:
  Net earnings....................     114         -           -            114           -            -                -
  Other comprehensive earnings
    (net of taxes) -- Foreign
    currency translation
    adjustment....................       3         -           -              -           -            -                3
                                      ----
Comprehensive income..............     117         -           -              -           -            -                -
                                      ----
Stock issued and acquired under
  employee stock plans, net.......       5         -           4              -           1            -                -
Cash dividends paid...............     (41)        -           -            (41)          -            -                -
Purchase of 1,372,074 shares for
  treasury........................     (51)        -           -              -         (51)           -                -
Net amortization of deferred
  compensation under employee
  stock plans.....................       2         -           -              -           -            2                -
                                      ----      ----        ----         ------       -----         ----             ----
Balance at December 31, 1996......     513        38         155            677        (337)         (12)              (8)
Comprehensive income:
  Net earnings....................     183         -           -            183           -            -                -
  Other comprehensive earnings
    (net of taxes) --
    Foreign currency translation
      adjustment..................      (1)        -           -              -           -            -               (1)
                                      ----
Comprehensive income..............     182         -           -              -           -            -                -
                                      ----
Stock issued and acquired under
  employee stock plans, net.......       8         -           5              -           5           (2)               -
Cash dividends paid...............     (41)        -           -            (41)          -            -                -
Purchase of 2,506,132 shares for
  treasury........................    (124)        -           -              -        (124)           -                -
Net amortization of deferred
  compensation under employee
  stock plans.....................       4         -           -              -           -            4                -
                                      ----      ----        ----         ------       -----         ----             ----
Balance at December 31, 1997......     542        38         160            819        (456)         (10)              (9)
Comprehensive income:
Net earnings......................     226         -           -            226           -            -                -
Other comprehensive earnings, (net
  of taxes) --
    Unrealized gain on marketable
      securities..................       1         -           -              -           -            -                1
    Foreign currency translation
      adjustment..................      (2)        -           -              -           -            -               (2)
    Minimum pension liability
      adjustment ($2).............      (4)        -           -              -           -            -               (4)
                                      ----
Comprehensive income..............     221         -           -              -           -            -                -
                                      ----
Stock issued and acquired under
  employee stock plans, net.......       6         -           4              -           2            -                -
Cash dividends paid...............     (38)        -           -            (38)          -            -                -
Purchase of 3,701,700 shares for
  treasury........................    (189)        -           -              -        (189)           -                -
Conversion of 132,700 shares of
  restricted stock to restricted
  stock units.....................       -         -           1              -          (2)           1                -
Net amortization of deferred
  compensation under employee
  stock plans.....................       3         -           -              -           -            3                -
                                      ----      ----        ----         ------       -----         ----             ----
Balance at December 31, 1998......    $545      $ 38        $165         $1,007       $(645)        $ (6)            $(14)
                                      ====      ====        ====         ======       =====         ====             ====

                 See Notes to Consolidated Financial Statements

                    SUNDSTRAND CORPORATION AND SUBSIDIARIES

                        INFORMATION BY OPERATING SEGMENT

     The Registrant has two reportable segments: Aerospace and Industrial. The Registrant's reportable segments are strategic business groups that offer different products and services. They are managed separately based on the fundamental differences in their operations.

     The Aerospace segment designs, develops and manufactures systems and components for aircraft, space and defense applications. Through its electric systems, mechanical systems, and power systems product lines the business provides highly engineered solutions to the aerospace industry for applications such as: primary, secondary and emergency power generation, distribution and management; actuation; aircraft environmental control; and fuel and lube/scavenge pumps. In addition to having components supplied by a common set of manufacturing sites, each of the Aerospace segment's product lines serve common customers that include airframe manufacturers, the United States government, and most of the world's airlines.

     The Industrial segment serves a group of basic industries throughout the world with a variety of products ranging from small metering pumps to some of the world's largest ring gears. While the application of the various products is diverse, the products share similar technology, customer industries, and distribution channels. Products consist of mechanically engineered, rotating equipment sold through manufacturer representatives and distributors to customers primarily in the raw material processing, bulk material handling, direct manufacturing and construction industries.

     Among other considerations, the Registrant evaluates performance and allocates resources based on profit from operations before corporate general allocations, net interest expense and income taxes (referred to as operating profit). The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies section of the notes to consolidated financial statements beginning on page 28.

     Financial data with respect to the Aerospace and Industrial operating segments are set forth below and should be read in conjunction with the Restructurings section of the notes to consolidated financial statements on page
42. Intersegment sales are immaterial and have been eliminated. Certain prior year amounts have been reclassified to conform with the 1998 presentation.

                                                                 1998      1997      1996
                                                                ------    ------    ------
                                                                  (AMOUNTS IN MILLIONS)
Net sales
  Aerospace.................................................    $1,229    $1,001    $  785
  Industrial................................................       776       751       736
                                                                ------    ------    ------
                                                                $2,005    $1,752    $1,521
                                                                ======    ======    ======
The above includes:
  Military sales (final customer is primarily the U.S.
     government)............................................    $  332    $  267    $  240
                                                                ======    ======    ======
------------------------------------------------------------------------------------------
Operating profit
  Aerospace.................................................    $  272    $  209    $  138
  Industrial................................................       118       128        84
                                                                ------    ------    ------
  Total operating profit....................................       390       337       222
Interest expense............................................       (35)      (30)      (29)
Interest income.............................................         4         6         5
General corporate expenses..................................       (17)      (19)      (14)
Other.......................................................         5         -         -
                                                                ------    ------    ------
  Earnings before income taxes and cumulative effect of
     accounting change......................................    $  347    $  294    $  184
                                                                ======    ======    ======

                 See Notes to Consolidated Financial Statements

                    SUNDSTRAND CORPORATION AND SUBSIDIARIES

                                                                 1998      1997      1996
                                                                ------    ------    ------
                                                                  (AMOUNTS IN MILLIONS)
Assets
  Aerospace.................................................    $1,051    $  952    $  846
  Industrial................................................       645       578       558
  Corporate.................................................       111       170       191
                                                                ------    ------    ------
                                                                $1,807    $1,700    $1,595
                                                                ======    ======    ======
Capital expenditures
  Aerospace.................................................    $   78    $   74    $   36
  Industrial................................................        30        35        28
  Corporate.................................................         1        10         -
                                                                ------    ------    ------
                                                                $  109    $  119    $   64
                                                                ======    ======    ======
Depreciation and amortization
  Aerospace.................................................    $   53    $   49    $   48
  Industrial................................................        26        22        23
  Corporate.................................................         1         2         2
                                                                ------    ------    ------
                                                                $   80    $   73    $   73
                                                                ======    ======    ======
Geographic Areas
Net sales
  Asia/Pacific Rim..........................................    $  163    $  183    $  164
  Europe....................................................       413       332       276
  North America (excluding the United States)...............       130       110       106
  South America.............................................        58        53        34
  United States.............................................     1,174     1,020       897
  Other.....................................................        67        54        44
                                                                ------    ------    ------
                                                                $2,005    $1,752    $1,521
                                                                ======    ======    ======
Operating profit (loss)
  Domestic..................................................    $  370    $  317    $  241
  Foreign...................................................        20        20       (19)
                                                                ------    ------    ------
                                                                $  390    $  337    $  222
                                                                ======    ======    ======
Assets
  Domestic..................................................    $1,630    $1,543    $1,432
  Foreign...................................................       177       157       163
                                                                ------    ------    ------
                                                                $1,807    $1,700    $1,595
                                                                ======    ======    ======

                 See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF OPERATIONS

     Sundstrand Corporation is a multinational organization engaged in the design, manufacture, and sale of a variety of proprietary, technology-based components and subsystems for diversified international aerospace and industrial markets. The Aerospace and Industrial businesses represent approximately 60 percent and 40 percent of total sales, respectively. The principal markets for the Aerospace business are airframe manufacturers located primarily in the United States and Europe, the United States government, and most of the world's airlines. The Industrial businesses serve a wide range of markets, primarily in the United States and Europe, but with growing activity in Asia and South America.

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

     Sales Under Long-Term Contracts, a portion of which are with the U.S. government, are accounted for under the percentage-of-completion method. The Registrant enters into long-term contracts which require it to develop or advance state-of-the-art technology products. Sales on developmental contracts are recorded as the related costs are incurred and include estimated profits calculated on the basis of the relationship between costs incurred and total estimated costs (cost-to-cost method of percentage-of-completion). The Registrant also enters into long-term contracts for the manufacture of products. Sales on production-type contracts are recorded as deliveries are made (units-of-delivery method of percentage-of-completion). Marketing and administrative costs are expensed as incurred.

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

     Certain contracts and subcontracts are subject to government audit and review. Information related to government contract matters is presented on page 44.

     Inventories are stated at the lower of cost (principally first-in, first-out method) or market. Certain inventories are valued using the last-in, first-out method which approximates the first-in, first-out method. Inventoried costs relating to long-term contracts are accounted for based on the percentage-of-completion methods described above.

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

     Marketable Securities consist of investments in a publicly traded index fund that are held in an irrevocable Rabbi Trust that will be used to fund certain obligations under the Registrant's employee benefit plans. Marketable securities are reviewed by the Registrant for appropriate classification at the time of purchase and reevaluated as of each balance sheet date. All of the Registrant's marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive earnings. Realized gains or losses and declines in value, if any, judged to be other than temporary, on available-for-sale securities are reported in other income or expense. At December 31, 1998, the fair value of the Registrant's marketable securities was $11 million which includes $1 million in unrealized gains. The change in net unrealized gains included in comprehensive income for 1998 was $1 million. There were no realized gains or losses on these marketable securities during 1998. The Registrant did not hold any marketable securities at December 31, 1997. Marketable securities are classified as other assets on the balance sheet.

     Intangible Assets of $332 million and $265 million at December 31, 1998 and 1997, respectively (net of accumulated amortization of $121 million and $108 million, respectively), consist primarily of goodwill associated with certain acquisitions. Goodwill is amortized on a straight-line basis over a period not to exceed 40 years.

     The Registrant annually evaluates whether a change in the estimated useful life of goodwill is warranted or whether the remaining goodwill balance may be impaired. The Registrant believes that no impairment of goodwill has occurred related to the balance at December 31, 1998. However, if the estimated cumulative undiscounted cash flow, before interest, over the remaining life of the associated goodwill indicated an impairment, a reduction for impairment of goodwill would be recorded in accordance with the Registrant's policy. As a result of the Sullair Europe restructuring discussed on page 42, a $7 million impairment charge was taken as part of the 1996 restructuring charge.

     Stock-Based Compensation is recorded based on the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." The Stock-Based Compensation footnote on pages 40 through 42 contains a summary of the pro forma effects to reported net income and earnings per share for 1998, 1997 and 1996 as if the Registrant had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation."

     Derivative Financial Instruments in the form of foreign currency forward exchange contracts, interest rate swaps, interest rate locks and equity index costless collars are entered into by the Registrant to manage foreign currency exchange rate, interest rate, and equity market risks associated with underlying assets, liabilities, firm commitments, or anticipated transactions. The Registrant's derivative financial instruments are not held or issued for speculative or trading purposes. Accounting policies for these instruments are based on the Registrant's designation of such instruments as hedging transactions under generally accepted accounting principles. Criteria used in designating an instrument as a hedge includes the effectiveness of the instrument in reducing the associated risk of the underlying position. Gains and losses on foreign currency forward exchange contracts that are designated as and are effective as hedges of firm commitments, net investments in a foreign entities, or intercompany loans of a long-term nature, are deferred and included in the measurement of the hedged position upon settlement. Foreign currency forward exchange contracts that do not qualify for hedge accounting are marked-to-market and unrealized gains and losses are included in current period income or expense. Payments and receipts under interest rate swaps are accrued as an adjustment to interest expense on the underlying debt. Gains and losses on interest rate locks are deferred and will be included as an adjustment to interest expense on intended future debt issuances. Gains and losses on equity index costless collars are deferred and recorded as an adjustment to the carrying amount of the underlying investments. Gains and losses on terminations of hedge contracts are recognized as income or expense when terminated in conjunction with the termination of the underlying hedged position, or to the extent that such underlying hedged position is still outstanding, deferred and recognized in income upon settlement of the underlying hedged position.

     The Registrant has strict controls regarding the use of derivative financial instruments. The required level of authorization for the use of derivative financial instruments increases based on their relative risk characteristics. The use of leveraged derivatives is prohibited. In order to manage credit risk related to derivative financial instruments, the Registrant utilizes only highly rated commercial banks or financial institutions for such purposes. Compliance with this policy is monitored on an ongoing basis, and is reviewed and approved annually by the Finance Committee of the Registrant's Board of Directors.

     Reclassification of certain prior year amounts have been made to conform with the presentation in 1998.

     Information by Operating Segment is presented on pages 26 and 27.

     Quarterly Results are presented on page 45.

CHANGES IN ACCOUNTING PRINCIPLES

     Effective January 1, 1998, the Registrant adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Registrant's net income or shareholders' equity. Statement No. 130 requires foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale marketable securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement No. 130. During 1998, 1997, and 1996, total comprehensive income amounted to $221 million, $182 million, and $117 million, respectively.

     Effective January 1, 1998 the Registrant adopted Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement No. 131 supersedes Financial Accounting Standards Board Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." Statement No. 131 establishes new standards for the way that public business enterprises report financial and descriptive information about operating segments in the annual and interim financial statements. Statement No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement No. 131 had no impact on net earnings or shareholders' equity but did effect the disclosure of certain segment information. See the Information by Operating Segment section of the consolidated financial statements on pages 26 and 27.

     Effective January 1, 1998 the Registrant adopted Financial Accounting Standards Board Statement No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits." Statement No. 132 establishes new disclosure requirements for pension and other postretirement benefit information in the notes to the financial statements. The adoption of Statement No. 132 had no impact on net earnings or shareholders' equity but did effect the disclosure of certain pension and other postretirement information. See the Pension and Other Postretirement Benefits section of the notes to the consolidated financial statements on pages 33 through 35.

     During the fourth quarter 1998, the Registrant adopted American Institute of Certified Public Accountants Statement of Position 98-5 (SOP 98-5), "Reporting on the Cost of Start-Up Activities." SOP 98-5 requires costs related to start-up activities, including organizational expenses, that were previously capitalized to be written-off and displayed as a cumulative effect of a change in accounting principle in the quarter adopted. The Registrant currently expenses such costs as incurred; as a result, the adoption of SOP 98-5 had no impact on net earnings or shareholders' equity in 1998.

     In the fourth quarter of 1997, the Registrant adopted Emerging Issues Task Force Issue No. 97-13 (EITF Issue No. 97-13), "Accounting for Costs Incurred in Connection with a Consulting Contract That Combines Business Process Reengineering and Information Technology Transformation." EITF Issue No. 97-13, which was issued and effective on November 20, 1997, requires that reengineering costs previously capitalized be written-off and displayed as a cumulative effect of a change in accounting principle during the quarter that includes November 20, 1997 (the Registrant's fourth quarter). Future reengineering costs are required to be expensed as incurred. As a result of this adoption, the Registrant recorded a pretax charge of $9 million ($5 million after taxes or $.09 per share) as a cumulative effect of a change in accounting principle in the consolidated statement of earnings in 1997. Other than the cumulative effect, this change did not have a significant impact on the Registrant's net earnings during 1997.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use." The Registrant plans to adopt SOP 98-1 on January 1, 1999. SOP 98-1 requires the capitalization of certain internal costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Registrant currently expenses some costs as incurred that are eligible for capitalization under SOP 98-1. Based upon an assessment of the Registrant's internal use software projects, the adoption of SOP 98-1 will not have a material impact on net earnings or shareholder's equity.

     In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in fiscal years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Registrant expects to adopt the new Statement effective January 1, 2000. The Statement will require the Registrant to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or deferred and recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will immediately be recognized in earnings. Based upon the Registrant's derivative positions at December 31, 1998, the Registrant estimates the adoption of Statement No. 133 will not have a material impact on net earnings or shareholder's equity.

ACQUISITIONS

     During the first quarter 1998, the Industrial segment acquired Ansimag Inc., a manufacturer and distributor of non-metallic magnet drive sealless pumps used in the chemical and general process industries; Maso Process Pumpen GmbH, a manufacturer of Sine(R) rotor pumps used in the food, beverage and pharmaceutical industries; and Robin Industries S.A., a manufacturer of industrial mixing equipment used in the chemical and mineral processing, pulp and paper, water treatment and pharmaceutical industries.

     During the third quarter 1998, the Industrial segment acquired Williams Instrument Company, Inc., a manufacturer of pneumatically powered mechanical pumps for the oil and gas production industry; and the Mining Services Division of A. Goninan & Co., Limited, a manufacturer of steel and iron ring gears and enclosed gear drives used in the mining, steel, cement and other heavy industries.

     During the fourth quarter 1998, the Aerospace segment acquired Keystone Engineering, a manufacturer of light-weight propellant pressure tanks and domes for commercial satellite and launch vehicles; and Shannon Aircraft Motor Works, a leader in the repair and overhaul of aircraft motor and generator components.

     All of the 1998 acquisitions were accounted for under the purchase method. Accordingly, the purchase price for each acquisition was allocated to the respective assets and liabilities based on their estimated fair values as of the date of the acquisition. The excess of the purchase price over the fair values of the net assets acquired was allocated to goodwill. The results of the acquired businesses are included in the Registrant's consolidated financial statements as of the respective acquisition dates. The aggregate purchase price for all of these acquisitions was $90 million in cash plus the assumption of $4 million in debt. Of the total purchase price, $65 million was allocated to goodwill which is being amortized on a straight-line basis over periods of 15 to 25 years. The combined impact of these acquisitions was not material in relation to the Registrant's results of operations. Consequently, pro forma information is not presented.

     The Keystone and Shannon Aircraft Motor Works acquisitions occurred late in 1998; as a result, purchase price allocations have been made based on preliminary estimates of fair values of acquired assets and assumed liabilities and may be adjusted in 1999 when the Registrant completes its integration plans for these acquisitions and when final fair value information becomes available. The final adjustments to the purchase price allocations are not expected to be material to the consolidated financial statements.

     During the fourth quarter of 1997, the Aerospace segment purchased the remaining portions of the Leach International Corporation's Automated Power Management System (APMS) product line. The electrical load management technology and some related business was purchased from Leach during 1996. This acquisition was accounted for under the purchase method and was not material to the Registrant's results of operations in 1997.

ACCOUNTS RECEIVABLE, NET

     The components of net accounts receivable at December 31, 1998 and 1997, were:

                                                            1998            1997
                                                            -----           -----
                                                            (AMOUNTS IN MILLIONS)
U.S. government
  Amounts billed..........................................  $ 26            $ 23
  Unbilled costs and accrued profits......................    25              13
                                                            ----            ----
                                                              51              36
Commercial................................................   330             290
                                                            ----            ----
                                                            $381            $326
                                                            ====            ====

INVENTORIES

     The components of inventories at December 31, 1998 and 1997, were:

                                                            1998            1997
                                                            -----           -----
                                                            (AMOUNTS IN MILLIONS)
Raw materials.............................................  $ 59            $ 59
Work in process...........................................   143             160
Finished goods and parts..................................   247             260
                                                            ----            ----
                                                             449             479
Less progress payments....................................    48              17
                                                            ----            ----
                                                            $401            $462
                                                            ====            ====

     Prior to the application of progress payments, the inventories shown above included costs of $75 million and $82 million at December 31, 1998 and 1997, respectively, related to long-term contracts.

PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at December 31, 1998 and 1997, was classified as follows:

                                                             1998           1997
                                                            ------         ------
                                                            (AMOUNTS IN MILLIONS)
Land and improvements.....................................  $   40         $   39
Buildings and improvements................................     241            231
Machinery and equipment...................................     988            900
                                                            ------         ------
                                                             1,269          1,170
Less accumulated depreciation.............................     742            698
                                                            ------         ------
                                                            $  527         $  472
                                                            ======         ======

PENSION AND OTHER POSTRETIREMENT BENEFITS

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

     The Registrant also provides health and life insurance benefits for retired employees and certain dependents when employees become eligible for these benefits by satisfying plan provisions, which include certain age and/or service requirements. Health and life insurance benefits for retirees of domestic operations are provided through insurance contracts, a group benefit trust or general assets of the Registrant. Health and life insurance benefits for retirees of foreign operations, where applicable, are provided through government-sponsored plans to which contributions by the Registrant are required. The health insurance plans covering substantially all U.S. employees are contributory, with contributions adjusted annually, and these plans contain other cost-sharing features such as deductibles and coinsurance. Currently, the Registrant requires contributions, which are adjusted annually, primarily from employees who retired subsequent to 1991. The Registrant has the right to modify or terminate any of these plans in the future.

     Net periodic benefit cost for 1998, 1997, and 1996 included:

                                                                     POSTRETIREMENT
                                            PENSION BENEFITS            BENEFITS
                                          --------------------    --------------------
                                          1998    1997    1996    1998    1997    1996
                                          ----    ----    ----    ----    ----    ----
                                                     (AMOUNTS IN MILLIONS)
Service cost of current period..........  $ 20    $ 17    $ 19    $  5    $  4    $ 4
Interest cost on benefit obligation.....    52      48      47      18      21     21
Expected gain on plan assets............   (64)    (58)    (57)      -       -      -
Amortization of transition obligation...     4       4       4       -       -      -
Amortization of prior service cost......     1       1       1      (5)     (5)    (2)
Recognized actuarial loss (gain)........    (1)     (1)      -     (10)     (3)    (2)
Settlement loss (gain)..................    (3)      -      (4)      -       -      -
Curtailment loss (gain).................     -       -      (2)      -     (15)    (6)
                                          ----    ----    ----    ----    ----    ---
Net periodic benefit cost...............  $  9    $ 11    $  8    $  8    $  2    $15
                                          ====    ====    ====    ====    ====    ===

     Benefit obligation, fair value of plan assets, funded status, net pension and net other postretirement benefit liability information for 1998 and 1997 includes:

                                                                                     POSTRETIREMENT
                                                              PENSION BENEFITS          BENEFITS
                                                              ----------------      ----------------
                                                              1998       1997       1998       1997
                                                              -----      -----      -----      -----
                                                                      (AMOUNTS IN MILLIONS)
Change in the benefit obligation:
  Benefit obligation at beginning of year.................    $ 689      $ 618      $ 237      $ 285
  Service cost............................................       20         17          5          4
  Interest cost...........................................       52         48         18         21
  Plan amendments.........................................        5          4          -        (31)
  Actuarial loss (gain)...................................       61         55         12        (24)
  Settlements.............................................      (26)        (2)         -          -
  Benefits paid...........................................      (31)       (51)       (20)       (18)
                                                              -----      -----      -----      -----
  Benefit obligation at end of year.......................      770        689        252        237
                                                              -----      -----      -----      -----
Change in plan assets:
  Fair value of plan assets at beginning of year..........      854        715          -          -
  Actual return on plan assets............................       22        183          -          -
  Employer contributions..................................        1          9         20         18
  Settlements.............................................      (26)        (2)         -          -
  Benefits paid...........................................      (31)       (51)       (20)       (18)
                                                              -----      -----      -----      -----
  Fair value of plan assets at end of year................      820        854          -          -
                                                              -----      -----      -----      -----
Funded status.............................................       50        165       (252)      (237)
Unrecognized transition obligation........................       10         14          -          -
Unrecognized prior service costs..........................       12          6        (27)       (33)
Unrecognized actuarial gain...............................      (91)      (196)       (83)      (104)
                                                              -----      -----      -----      -----
Net liability recognized on balance sheet.................    $ (19)     $ (11)     $(362)     $(374)
                                                              =====      =====      =====      =====
Net liability recognized on balance sheet consists of:
  Prepaid benefit cost....................................    $  10      $  15      $   -      $   -
  Accrued benefit liability...............................      (39)       (30)      (362)      (374)
  Intangible asset........................................        4          4          -          -
  Deferred income taxes...................................        2          -          -          -
  Accumulated other comprehensive income..................        4          -          -          -
                                                              -----      -----      -----      -----
Net liability recognized on balance sheet.................    $ (19)     $ (11)     $(362)     $(374)
                                                              =====      =====      =====      =====

     The projected benefit obligation, accumulated benefit obligation and fair value of the plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $23 million, $19 million and $0, respectively, as of December 31, 1998 and $14 million, $11 million and $0, respectively, as of December 31, 1997.

     The year end measures of benefit obligation are based on an actuarial measurement date of October 1 of the respective years. The assumptions used in determining the benefit obligations in 1998 and 1997 were:

                                                                           POSTRETIREMENT
                                                    PENSION BENEFITS          BENEFITS
                                                    ----------------       --------------
                                                     1998       1997       1998      1997
                                                    ------      ----       ----      ----
Discount Rate.................................       6.75%      7.50%      7.00%     7.75%
Expected return on plan assets................       9.00%      9.00%         -         -
Rate of compensation increase.................       3.50%      4.25%         -         -

     For postretirement benefits, the assumed annual rate of increase in the per capita cost of medical and prescription drug benefits (applicable only to employees who retired prior to 1992) is 5.25 percent for 1999 and is assumed to decrease to 5.0 percent in 2000 and remain level thereafter. The assumed annual rate of increase in the per capita cost of dental benefits (applicable only to employees who retired prior to 1992) is 5.0 percent in 1999 and is expected to remain level at that rate thereafter. These rates have no effect on the Registrant's costs for employees retiring after 1991 as the Registrant's policy is to increase retiree contributions so that the Registrant's annual per capita cost increases at the general inflation rate. The assumed annual rate of increase in the general inflation rate (applicable to employees retiring after 1991) was 3 percent and 4 percent for 1998 and 1997, respectively.

     A one percent increase in the annual health care trend rates would have increased the accumulated post-retirement benefit obligation by $15 million at both December 31, 1998 and 1997, and increased the service and interest cost for 1998 and 1997 by $1 million in each year. A one percent decrease in the annual health care trend rates would have decreased the accumulated post-retirement benefit obligation by $15 million at both December 31, 1998 and 1997, and decreased the service and interest cost for 1998 and 1997 by $1 million in each year.

     Effective September 1997, the Registrant amended its Retiree Health Insurance Plans to modify the period in which the service requirements could be fulfilled. This amendment resulted in a postretirement benefit curtailment gain of $15 million in 1997. It also reduced the net periodic postretirement benefit cost by $3 million for 1997.

     During 1996, the Registrant closed its Lima, Ohio, facility at which time an $8 million pension and other postretirement benefit curtailment gain was recognized. The decision to close this facility was made in 1995 and a $12 million curtailment loss was recognized at that time. Both amounts have been reflected in the restructuring charge line in their respective years. For more information related to this charge see the Restructurings footnote on pages 42 and 43.

     Pension plan assets consist principally of common stocks and fixed income investments. During 1998 and 1997, one-year arrangements were executed limiting the Registrant's exposure to investment gains and losses on plan assets.

     The Registrant also sponsors seven defined contribution retirement benefit plans that cover substantially all U.S. and Puerto Rican employees. All of these plans are subject to ERISA. Six of the plans are intended to be maintained under the provisions of the Internal Revenue Code of 1986, as amended, and one plan is intended to be maintained under the Puerto Rico Income Tax Act of 1954, as amended. Four of these plans provide that the employer will match certain portions of the employee-directed contributions. The maximum employer match as a percentage of salary under these plans was 2 percent, 1 percent, and 0.5 percent for 1998, 1997 and 1996, respectively. The Registrant's matching contributions to the above plans were $6 million in 1998, $3 million in 1997 and $1 million in 1996.

NOTES PAYABLE AND LONG-TERM DEBT

     The composition of notes payable at December 31, 1998 and 1997, was:

                                                            1998            1997
                                                            -----           -----
                                                            (AMOUNTS IN MILLIONS)
Commercial paper(a).......................................  $ 45            $143
Floating rate notes due 1999(b)...........................    62               -
5.60% notes due 1999......................................    56               -
                                                            ----            ----
Notes payable.............................................  $163            $143
                                                            ====            ====

(a) Average rate of 5.6 percent and 7.1 percent at December 31, 1998 and 1997, respectively.

(b) Floating rate of 5.8 percent at December 31, 1998 swapped to a fixed rate of
    5.6 percent through the maturity date of the notes.

     At December 31, 1998, the Registrant maintained committed domestic revolving credit facilities totaling $435 million, including a $100 million facility arranged in 1998. Commitment fees on these facilities were not material.

     The composition of long-term debt at December 31, 1998 and 1997, was:

                                                            1998            1997
                                                            -----           -----
                                                            (AMOUNTS IN MILLIONS)
Floating rate notes due 2000(a)...........................   $70            $  -
5.59% notes due 2000......................................    10               -
9.48% notes due 2001......................................   100             100
9.15% notes due 2003......................................    50              50
9.34% notes due 2006......................................    50              50
Other, including $15 million of variable rate debt,
  weighted average rate of 4.8% at December 31, 1998......    19              22
                                                            ----            ----
                                                             299             222
Less amount due within one year...........................     4               9
                                                            ----            ----
Long-term debt (less current portion).....................  $295            $213
                                                            ====            ====

(a) Floating rate of 5.9 percent at December 31, 1998 swapped to a fixed rate of
    5.6 percent through the maturity date of the notes.

     Total principal payments required under long-term debt agreements for the five years subsequent to December 31, 1998, are $4 million in 1999, $81 million in 2000, $100 million in 2001, $3 million in 2002, and $50 million in 2003.

     In 1998, the Registrant filed a Registration Statement on Form S-3 with the Securities and Exchange Commission for the public sale of up to $100 million of debt securities, increasing the Registrant's previously registered facility for the issuance of such debt securities to $250 million. Under this facility in 1998, the Registrant issued $62 million of floating rate notes due in 1999, $56 million of 5.60 percent notes due in 1999, $70 million of floating rate notes due in 2000, and $10 million of 5.59 percent notes due in 2000. The notes due in 1999 are classified as notes payable. Proceeds from the issuance of these notes were used to repay short-term bank loans. In January 1999, the Registrant issued the remaining $52 million available under this facility in the form of floating rate notes due in 2000. The proceeds were used to pay down commercial paper.

     Under a long-term debt agreement in place at December 31, 1998, payments of dividends are limited by the requirement to maintain a minimum level of net worth. At December 31, 1998, net worth exceeded the maintenance level by $302 million.

INCOME TAXES

     Income tax expense for the three years ended December 31, 1998, consisted of the following components:

                                                       1998       1997       1996
                                                       ----       ----       ----
                                                         (AMOUNTS IN MILLIONS)
Current income tax expense...........................  $130       $152       $ 78
Deferred income tax benefit..........................    (9)       (50)        (8)
                                                       ----       ----       ----
  Total income tax expense...........................  $121       $102       $ 70
                                                       ====       ====       ====
Total income tax expense includes:
  State tax..........................................  $ 13       $ 12       $ 10
  Foreign tax........................................  $  7       $  7       $  -

     State income taxes for 1998, 1997 and 1996 were principally current. Foreign income taxes were principally current for 1998 and 1997, while 1996 included $9 million of current tax expense offset by $9 million of deferred tax benefit.

     Total income tax expense for each year varied from the amount computed by applying the statutory U.S. federal income tax rate to earnings before income taxes for the reasons set forth in the following reconciliation:

                                                          1998      1997      1996
                                                          ----      ----      ----
                                                           (AMOUNTS IN MILLIONS)
Income tax expense at the statutory rate................  $121      $100      $ 64
Increases (reductions) in taxes resulting from:
  State taxes based on income, net of federal income
     taxes..............................................     8         8         7
  Adjustments to prior year accruals....................     -         3         -
  FSC tax benefits......................................   (12)       (9)       (6)
  Miscellaneous other items.............................     4         -         5
                                                          ----      ----      ----
     Actual income tax expense..........................  $121      $102      $ 70
                                                          ====      ====      ====
     "Effective" tax rate...............................  35.0%     36.0%     38.0%
                                                          ====      ====      ====

     Significant components of the net deferred tax assets at December 31, 1998 and 1997, were:

                                                             1998           1997
                                                            ------         ------
                                                            (AMOUNTS IN MILLIONS)
Deferred tax assets arising from:
  Retiree medical.........................................   $140           $144
  Employee benefit plans..................................     25             13
  Warranty reserve........................................     17             13
  Inventories.............................................      8              8
  Restructuring...........................................      4              7
  Environmental reserves..................................      7              7
  Net operating losses....................................     11              3
  Other...................................................     20             32
                                                             ----           ----
       Total deferred tax assets..........................    232            227
                                                             ----           ----
Deferred tax liabilities arising from:
  Property, plant, and equipment..........................     45             40
  Taxes provided on unremitted foreign earnings...........     18             21
  Other...................................................     94             83
                                                             ----           ----
       Total deferred tax liabilities.....................    157            144
                                                             ----           ----
       Net deferred tax assets............................   $ 75           $ 83
                                                             ====           ====

     Domestic and foreign earnings/(loss) before income taxes and the cumulative effect of accounting change for the three years ended December 31, 1998, as shown below, exclude profits recorded on intercompany sales. Net interest expense is allocated between geographic segments based on non-cash assets.

                                                          1998      1997      1996
                                                          ----      ----      ----
                                                           (AMOUNTS IN MILLIONS)
Domestic................................................  $330      $276      $206
Foreign.................................................    17        18       (22)
                                                          ----      ----      ----
  Earnings before income taxes and cumulative effect of
     accounting change..................................  $347      $294      $184
                                                          ====      ====      ====

     Profits recorded on intercompany sales from foreign entities excluded above were $21 million, $19 million, and $19 million in 1998, 1997 and 1996, respectively, and were earned primarily by the Registrant's Singapore subsidiaries.

     As of December 31, 1998 and 1997, the Registrant had not provided federal income taxes on $82 million and $65 million, respectively, of undistributed earnings recorded by certain subsidiaries outside the United States, since these earnings were deemed permanently invested.

     In 1994, the IRS informed the Registrant that it was disallowing a deduction for $115 million in payments pursuant to the agreement dated August 29, 1988, which settled the previously disclosed government contracts dispute. During 1998, this issue was resolved with no material impact to the Registrant.

EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                        1998       1997       1996
                                                        -----      -----      -----
                                                        (AMOUNTS IN MILLIONS EXCEPT
                                                              PER SHARE DATA)
Numerator for basic and diluted earnings per share --
  net earnings........................................  $ 226      $ 183      $ 114
                                                        =====      =====      =====
Denominator:
  Denominator for basic earnings per share --
     Weighted-average shares..........................   56.2       59.8       61.0
  Effect of dilutive securities -- Employee stock
     options and restricted stock units...............    0.4        0.4        0.3
                                                        -----      -----      -----
  Denominator for diluted earnings per share --
     adjusted weighted-average shares.................   56.6       60.2       61.3
                                                        =====      =====      =====
Basic earnings per share..............................  $4.02      $3.06      $1.87
                                                        =====      =====      =====
Diluted earnings per share............................  $3.99      $3.04      $1.86
                                                        =====      =====      =====

     Additional disclosures regarding employee stock options are presented on pages 40 through 42.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     In the normal course of business, the Registrant is party to financial instruments with off-balance-sheet risk for the purpose of meeting financing needs and reducing exposure to fluctuations in capital markets. These financial instruments include financial guarantees, foreign currency forward exchange contracts, interest rate swaps, interest rate locks and equity index costless collars. These instruments may involve elements of credit risk in excess of the amount recognized in the financial statements.

     Financial guarantees are conditional commitments issued by the Registrant to guarantee the payment of certain liabilities, primarily borrowing arrangements, of unconsolidated affiliates and unaffiliated entities to third parties. At December 31, 1998, the Registrant's had outstanding financial guarantees totaling $5 million scheduled to expire in 1999 and 2000.

     Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates and at specified exchange rates. At December 31, 1998, the Registrant had contracts maturing primarily during 1999 to purchase and sell the equivalent of $11 million and $70 million in foreign currencies, respectively. At December 31, 1997, the Registrant had contracts maturing primarily during 1998 to purchase and sell the equivalent of $53 million and $72 million in foreign currencies, respectively. All of the foreign exchange contracts were used by the Registrant to reduce the impact of foreign currency fluctuations on specific assets, liabilities and certain cash flows denominated in foreign currencies, primarily the French franc and the British pound sterling. Had counterparties failed to perform under the contracts and assuming all the contracts matured on December 31, 1998, the Registrant's cash loss would have been $3 million.

     Interest rate swaps are contracts in which two parties agree to pay interest to each other on a notional principal amount, with one party paying a fixed rate and the other party paying a floating rate. Such swaps eliminate interest rate risk on floating rate debt by enabling the Registrant to pay a fixed interest rate and receive a floating payment exactly equal to the interest due on the floating rate debt. At December 31, 1998, the Registrant had interest rate swap contracts eliminating interest rate risk on $132 million of floating rate debt with maturities to March 2000. The Registrant was not party to such contracts at December 31, 1997.

     An interest rate lock contract is a notional forward sale of a U.S. Treasury bond at a specified price on a specified future date. Interest rate lock contracts protect against fluctuations in the U.S. Treasury rate to be used as the pricing benchmark in an intended future debt issue. If the U.S. Treasury rate rises or falls during the term of the contract, the contract will produce a gain or a loss, respectively, which will be deferred and amortized into interest expense over the life of the debt issue. At December 31, 1998, the Registrant had outstanding interest rate lock contracts with an aggregate notional amount of $200 million maturing in 1999. The Registrant was not party to such contracts at December 31, 1997.

     An equity index costless collar is a simultaneous combination of put and call options on a specified equity market index. Under an equity index costless collar, the price paid for the put option is exactly offset by the amount received from the sale of the call option. The put option provides for a cash payment to the Registrant if the index is below the put strike level at expiration, and the call option requires the Registrant to make a cash payment if the index exceeds the call strike level. If the index is between the put strike and the call strike levels at expiration, there will be no cash payment to or from the Registrant. The Registrant uses such collars to limit the exposure on certain available-for-sale marketable securities to fluctuations in the S&P 500 Index. At December 31, 1998, the Registrant was a party to S&P 500 Index collars expiring in 1999 with notional amounts totaling $5 million. The S&P 500 Index level at December 31, 1998 was within the collars. The Registrant was not party to such contracts at December 31, 1997.

FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Registrant in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates their fair value.

     Notes payable and long-term debt: The carrying amounts of the Registrant's borrowings under its commercial paper programs, its short-term revolving credit agreements, floating rate notes payable and long-term debt instruments approximate their fair value. The fair value of the Registrant's other long-term debt is estimated using discounted cash flow analyses based on the Registrant's current incremental borrowing rates for similar types of borrowing arrangements.

     Derivative instruments: The fair value of the Registrant's derivative instruments, including foreign currency forward exchange contracts, interest rate swaps, interest rate locks and equity index costless collars, is estimated based on quoted market prices of comparable contracts.

     The carrying amounts and fair values of the Registrant's financial instruments at December 31, 1998 and 1997, were:

                                                          1998                 1997
                                                    -----------------    -----------------
                                                    CARRYING    FAIR     CARRYING    FAIR
                                                     AMOUNT     VALUE     AMOUNT     VALUE
                                                    --------    -----    --------    -----
                                                            (AMOUNTS IN MILLIONS)
Cash and cash equivalents.......................      $ 15       $15       $ 13      $ 13
Notes payable...................................       163       163        143       143
Long-term debt..................................       299       330        222       253
Derivative instruments:
  Foreign currency forward exchange contracts...         -        (4)        (4)       (3)
  Interest rate swaps...........................         -         -          -         -
  Interest rate locks...........................         -         3          -         -
  Equity index costless collars.................         -         -          -         -

LEASE ARRANGEMENTS AND RENT EXPENSE

     Rent and lease expense for the years 1998, 1997, and 1996 was $12 million, $13 million, and $13 million, respectively. The Registrant leases certain facilities and equipment under operating leases, many of which contain renewal options and escalation clauses. Minimum future rental commitments under noncancelable operating leases which extend beyond one year are payable as follows: 1999, $8 million; 2000, $6 million; 2001, $6 million; 2002, $5 million; 2003, $1 million; and after 2003, $1 million. Facilities and equipment under capital leases, minimum future rentals receivable under subleases, and contingent rental expenses were not significant for the years 1998, 1997, and 1996.

STOCK-BASED COMPENSATION

     The Registrant maintains five plans for the administration of stock-based compensation: the Stock Incentive Plan, the Management Stock Performance Plan, the 1989 Restricted Stock Plan, the Nonemployee Director Stock Option Plan, and the Director Compensation Plan. The Stock Incentive Plan permits up to a maximum of 6.6 million shares of common stock to be granted as nonqualified and incentive stock options and restricted stock to managerial, supervisory, and professional employees. The Management Stock Performance Plan is similar in nature and permits up to 3 million shares to be granted. No further grants are permitted under the 1989 Restricted Stock Plan, however, approximately 800,000 shares of restricted stock have previously been granted. The Nonemployee Director Stock Option Plan permits up to 264,000 stock options to be granted. The Director Compensation Plan permits grants of up to 192,692 shares of restricted stock in lieu of cash for director fees and retainers.

     During 1998, the Stock Incentive Plan, Management Stock Performance Plan, the 1989 Restricted Stock Plan, and the Director Compensation Plan were amended to allow the grant of restricted stock units. This amendment also allows employees and the Registrant to convert outstanding shares of restricted stock to restricted stock units. As a result of this amendment, 71,000 restricted stock units were granted in 1998 and 132,700 shares of restricted stock were converted to restricted stock units in 1998.

     In all plans offering stock options, the options are granted at fair market value for a term of 10 years and become exercisable in increments of 25 percent of an individual grant on each of the second through fifth anniversary dates of the grant. In all plans offering restricted stock, the restricted stock may not be sold by the employee until the restrictions placed on the shares expire. Likewise, in all plans offering restricted stock units, the restricted stock units may not be sold by the employee during the vesting period. The restrictions on restricted stock and restricted stock units lapse in increments of 20 percent of an individual grant on each of the fifth through ninth anniversary dates of the grant. The amount of compensation represented by the grants of restricted stock and restricted stock units is being amortized over a nine-year vesting period. Total compensation expense recognized for restricted stock and restricted stock units in 1998, 1997 and 1996 was $3 million, $4 million and $2 million, respectively. The following table summarizes information about the Registrant's restricted stock and restricted stock units grants for the years 1998, 1997 and 1996:

                                                        1998       1997       1996
                                                       -------    -------    -------
Restricted stock units granted.....................     71,000          -          -
Restricted shares granted..........................      5,804     50,500     51,600
Weighted average fair value per share/unit.........    $ 51.18    $ 51.42    $ 38.16

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

                                                             1998     1997     1996
                                                             -----    -----    -----
                                                             (IN MILLIONS EXCEPT PER
                                                                 SHARE AMOUNTS)
Net earnings -- as reported..............................    $ 226    $ 183    $ 114
Net earnings -- pro forma................................      222      180      113
Basic earnings per share -- as reported..................     4.02     3.06     1.87
Basic earnings per share -- pro forma....................     3.95     3.01     1.85
Diluted earnings per share -- as reported................     3.99     3.04     1.86
Diluted earnings per share -- pro forma..................     3.92     2.99     1.84

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1998, 1997 and 1996 respectively: risk-free interest rates of 4.63%, 5.86% and 6.05%; dividend yields of 1.3%, 1.3% and 1.6%; stock price volatility factors of 22.3%, 20.8% and 20.0%; assumed forfeiture rate of 3.0%; and expected life of the options of seven years. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The weighted-average fair value of options granted in 1998, 1997 and 1996 was $13.70, $14.87 and $10.75, respectively.

     Transactions involving stock options are summarized as follows:

                                                                           WEIGHTED
                                                                           AVERAGE
                                                              NUMBER OF    EXERCISE
STOCK OPTIONS                                                  OPTIONS      PRICE
----------------------------------------------------------    ---------    --------
Outstanding December 31, 1995.............................    1,342,834     $23.07
  Granted.................................................      698,350      38.87
  Canceled................................................      (29,100)     21.91
  Exercised...............................................     (176,629)     19.85
                                                              ---------     ------
Outstanding December 31, 1996.............................    1,835,455      29.41
  Granted.................................................      751,250      51.24
  Canceled................................................      (38,451)     31.91
  Exercised...............................................     (225,803)     21.19
                                                              ---------     ------
Outstanding December 31, 1997.............................    2,322,451      37.23
  Granted.................................................      848,100      50.85
  Canceled................................................      (13,800)     43.95
  Exercised...............................................     (165,941)     22.15
                                                              ---------     ------
Outstanding December 31, 1998.............................    2,990,810     $41.90
                                                              =========     ======
Exercisable December 31, 1998.............................      792,323     $28.24
                                                              =========     ======

     The following summarizes information about the Registrant's stock options outstanding as of December 31, 1998:

                                           TOTAL OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                              ---------------------------------------------------    -------------------------------
                                             WEIGHTED AVERAGE
                                NUMBER          REMAINING        WEIGHTED AVERAGE      NUMBER       WEIGHTED AVERAGE
 RANGE OF EXERCISE PRICES     OUTSTANDING    CONTRACTUAL LIFE     EXERCISE PRICE     EXERCISABLE     EXERCISE PRICE
--------------------------    -----------    ----------------    ----------------    -----------    ----------------
$15 to $25................       509,347        5.2 years             $21.48           422,163           $21.28
$25 to $35................       227,013        6.8 years             $32.46           167,513           $32.66
$35 to $45................       663,200        7.9 years             $38.88           198,947           $38.87
$45 to $55................     1,560,450        9.4 years             $50.84             3,700           $51.31
$55 to $65................        30,800        9.1 years             $61.28                 -                -

RESEARCH AND DEVELOPMENT

     The Registrant performs research and development under both Company-funded programs and under contracts with others, principally the U.S. government. Company-funded programs include bid and proposal work for both military and commercial products and research and development. All Company-funded research and development is expensed as incurred or expensed in accordance with the Registrant's policy on contract accounting; customer-funded research and development is accounted for under the Registrant's contract accounting policy. Total research and development expenditures for the years 1998, 1997, and 1996 were $141 million, $117 million, and $98 million, respectively, of which $49 million, $44 million, and $43 million, respectively, was funded by customers.

RESTRUCTURINGS

     In December 1996, the Registrant's Industrial segment initiated a restructuring plan related primarily to the operations of Sullair Europe S.A. which resulted in a pretax charge of $32 million. The charge is reflected in the restructuring charge line on the statement of earnings. The restructuring was undertaken as a result of continuing losses at this operation, weakness in the European economy, and significant competitive pressures in the European markets. The charge included $11 million in cash termination benefits for approximately 140 employees, primarily consisting of workers at Sullair Europe's St. Priest, France, facility. The charge also included $14 million for the partial write-down of assets of Sullair Europe and $7 million (primarily cash related charges) for disposition of the St. Priest facility and professional fees. Operations previously at the St. Priest facility were transferred to other Sullair plant sites in Europe and the United States. The shutdown of the St. Priest facility and the termination or transfer of the employees was completed during 1997.

     Since the charge was recorded in 1996, approximately $13 million has been paid and charged against the restructuring liability, including costs to terminate 124 employees. Additionally, restructuring related period costs of $2 million were incurred in both 1998 and 1997. It is anticipated that the sale of the St. Priest facility will be completed by the end of the second quarter of 1999, at which time the restructuring will be substantially complete.

     During 1995, the Registrant initiated a restructuring plan which resulted in a pretax charge of $58 million. The charge was taken to reduce excess Aerospace manufacturing capacity caused by reductions in manufacturing volume and increases in manufacturing productivity, and to write-down the assets of the Industrial segment's Spectronic Instruments business (Spectronic) and the Aerospace segment's Advanced Power Technology, Inc. (APT) in anticipation of their divestiture. The charge included $24 million in cash and non-cash termination benefits, including recognition of certain long-term retirement benefits for approximately 350 employees. Also included in the charge was $34 million for the write-down and disposition of assets related to the Lima facility, Spectronic, and APT. The shutdown of the Lima facility was completed during 1996 and the disposition of the facility was completed in the first quarter of 1998. The sales of Spectronic and a majority interest in APT were completed in the third quarter of 1995.

     Since the 1995 restructuring charge was recorded, approximately $10 million in cash has been paid and charged against the restructuring liability, including costs to terminate 360 employees. As of March 31, 1998, the planned restructuring activities from the 1995 restructuring plan were substantially complete.

ENVIRONMENTAL MATTERS

     The Registrant must comply with numerous environmental laws and regulations and is exposed to liabilities and compliance costs arising from its past and current handling, processing, storing, and disposal of hazardous substances and wastes. The Registrant continually monitors its operations with respect to potential environmental issues and, where appropriate, has established reserves for onsite and offsite environmental investigation and remediation costs. The amount reserved with respect to any site reflects the Registrant's estimate of its level of responsibility, the anticipated cost of remediation and, when applicable, an assessment of the ability of other potentially responsible parties (PRPs) to pay their share of such costs. Although the Registrant believes its experience provides a reasonable basis for estimating its liability, the ultimate outcome at any site may differ from the Registrant's estimate. As additional information becomes available, the Registrant adjusts its reserves as it determines to be appropriate.

     The Registrant's reserve spending for investigation and remediation costs over the past three years is as follows: 1998 -- $2 million; 1997 -- $1 million; and 1996 -- $5 million. It is anticipated that its expenditures from the environmental reserve will be $4 million in 1999 and $3 million in 2000.

     Although the Registrant believes its environmental reserve is adequate, due to changed circumstances or the discovery of new sites at which the Registrant is liable, additional accruals could be required in the future that could have a material effect on the results of operations in a particular quarter or annual period. However, the Registrant believes it is unlikely that there would be any material adverse effect on the Registrant's long-term financial position.

     Environmental expenditures that relate to the day-to-day activities of current operations are expensed or capitalized as appropriate. These expenditures are in addition to the above reserve spending. Such expenditures in 1998, 1997, and 1996 were not material and are not expected to be material in 1999 or 2000.

     At the present and former plant sites where the Registrant is presently conducting remediations, the established reserves are believed to be adequate to complete the required remediation. At certain present and former plant sites, the Registrant is in the process of evaluating whether remediation will be required or whether the existing contamination is attributable to the Registrant's activities. With respect to one former plant site, the Registrant has recently been advised that an investigation is being conducted at closed wastewater treatment lagoon formerly owned and operated by a local government authority to determine the extent to which contamination may be present and may have affected the groundwater. The Registrant discharged process water to the treatment facility and accordingly is a potentially responsible party. At the time the plantsite was sold, an environmental reserve was established. The Registrant is presently unable to determine whether adjustment to this reserve or those established with respect to other present and former plantsites will be required.

     Under the Superfund laws, the Registrant participates as a PRP at 27 sites where environmental remediation is being or will be conducted. At 22 of these sites, the Registrant anticipates that it will be able to conclude its participation by settling as a de minimis PRP and that the reserves are adequate to satisfy these liabilities. At three sites, the Registrant will not qualify as a de minimus PRP. However, based upon the Registrant's evaluation of its exposure and the information available from its activity as a PRP, the Registrant believes its reserves are adequate to satisfy its potential liability at each of these sites.

     The two remaining Superfund sites are located in Rockford, Illinois. At one of these sites, the PRP group in which the Registrant participates, has entered into consent decrees with the Illinois Environmental Protection Agency relating to certain investigations and interim remediations which are substantially complete and the Registrant believes it has fully reserved for its allocated share of the costs. The PRP group is currently finalizing the results of the feasibility study and determining the scope of remediation. Although the Registrant has established reserves for the clean-up based upon its evaluation of its exposure and presently available information, until the clean-up method has been determined and the costs allocated among the PRP group, the Registrant cannot determine the adequacy of its reserve for this site.

     The second Superfund site relates to a regional area of groundwater contamination, much of which is located in a highly industrialized area. A Consent Order has been signed between the City of Rockford and the U.S. Department of Justice that settles the major issues at this site. The Registrant has participated in the settlement. As a result of the Consent Order, the Registrant now believes that the reserve which it previously established is adequate to meet its remaining liability.

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

Quarterly Results (unaudited)

                                                                          QUARTER ENDED
                                                     --------------------------------------------------------
                                                     MARCH 31    JUNE 30    SEPTEMBER 30(A)    DECEMBER 31(B)
                                                     --------    -------    ---------------    --------------
                                                           (AMOUNTS IN MILLIONS EXCEPT PER SHARE DATA)
1998
  Net sales......................................      $485       $ 490          $ 498             $ 532
  Gross profit...................................      $166       $ 169          $ 172             $ 182
  Net earnings...................................      $ 51       $  57          $  57             $  61
  Basic earnings per share.......................      $.89       $1.00          $1.02             $1.12
  Diluted earnings per share.....................      $.88       $ .99          $1.02             $1.11
1997
  Net sales......................................      $389       $ 440          $ 433             $ 490
  Gross profit...................................      $132       $ 149          $ 151             $ 172
  Net earnings...................................      $ 35       $  43          $  55             $  50
  Basic earnings per share.......................      $.58       $ .71          $ .92             $ .85
  Diluted earnings per share.....................      $.58       $ .71          $ .91             $ .84

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

SUBSEQUENT EVENT

     On February 21, 1999, the Registrant entered into an Agreement and Plan of Merger with United Technologies Corporation. Pursuant to this agreement, the Registrant will be merged with and into the Hamilton Standard division of United Technologies with the new merged entity being named "Hamilton Sundstrand Corporation." This agreement is subject to approval by the Registrant's shareholders and certain United States and European regulatory agencies and is expected to be completed by mid-year 1999.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

     None

                                    PART III

     As allowed by SEC regulations, the information required by Items 10 through 13 of Part III of this report, with the exception of the information on the Executive Officers which appears at the end of Part I, are incorporated by reference to the Registrant's definitive proxy statement. If the Registrant's definitive proxy statement is not filed within 120 days after the end of the fiscal year covered by this Form 10-K, the Items comprising the Part III information will be filed as an amendment to the Form 10-K, not later than the end of the 120 day period.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Proxy Statement, information under the captions "Nominees for Election to Sundstrand Board for Terms Expiring in 2002," "Directors Whose Terms Expire in 2000," "Directors Whose Terms Expire in 2001" and "Section 16 (a) Beneficial Ownership Reporting Compliance".

ITEM 11. EXECUTIVE COMPENSATION

     Proxy Statement, information regarding director compensation and information under the captions "Compensation Committee Report on Executive Compensation," "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-end Option Values," "Retirement Plans," and "Employment Agreements".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Proxy Statement, information under the caption "Ownership of Sundstrand Common Stock".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Proxy Statement, information under the caption "Transactions and Loans with Management".

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                        PAGE NO.
                                                                        --------
(a)   1.  Consolidated Financial Statements Included in Part II
            Management's Report.......................................     21
            Independent Auditors' Report..............................     21
            Consolidated Statement of Earnings, Years Ended December       22
               31, 1998, 1997, and 1996...............................
            Consolidated Statement of Cash Flows, Years Ended December     23
               31, 1998, 1997, and 1996...............................
            Consolidated Balance Sheet, December 31, 1998 and 1997....     24
            Consolidated Statement of Shareholders' Equity, Years          25
               Ended December 31, 1998, 1997, and 1996................
            Information by Operating Segment for the Years Ended           26
               December 31, 1998, 1997, and 1996......................
            Notes to Consolidated Financial Statements................     30
            Quarterly Results (Unaudited) for 1998 and 1997...........     45

(a)  2.  Financial Statement Schedules
         The schedules have been omitted as the required information is not applicable or not required.
(a)  3.  Exhibits
        (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession
             (a) Agreement and Plan of Merger, dated as of February 21, 1999 among the Registrant, United Technologies and HSSail Inc. (filed as Exhibit 2.1 to Registrant's Report on Form 8-K dated February 23, 1999, File No 1-5358, and incorporated herein by reference).
        (3)  Articles of Incorporation and By-Laws
             (a) Registrant's Restated Certificate of Incorporation as effective December 19, 1991 (filed as Exhibit (3)(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-5358, and incorporated herein by reference).
             (b) Registrant's By-Laws, including all amendments, as effective September 22, 1998 (filed as Exhibit (3)(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-5358, and incorporated herein by reference).
        (4) Instruments Defining the Rights of Security Holders, including Indentures
             (a) Credit Agreement dated as of January 28, 1993, among Registrant and seven banking institutions including Morgan Guaranty Trust Company of New York, as Agent (filed as Exhibit (4)(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-5358, and incorporated herein by reference); Amendment No. 1 dated October 15, 1993, and Amendment No. 2 dated October 31, 1994, to the Credit Agreement (filed as Exhibit (4)(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 1-5358, and incorporated herein by reference); and Amendment No. 3 dated November 30, 1995, to the Credit Agreement (filed as Exhibit (4)(c) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5358, and incorporated herein by reference); and Amended and Restated Credit Agreement dated December 16, 1996, to the Credit Agreement (filed as Exhibit 4(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5358, and incorporated herein by reference).
             (b) Credit Agreement dated, as of October 1, 1998, between the Registrant and the First National Bank of Chicago (filed as Exhibit (4)(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-5358, and incorporated herein by reference).
             (c) Second Amended and Restated Rights Agreement between Registrant and Harris Trust and Savings Bank, as Rights Agent, dated November 21, 1995 (filed as Exhibit 1 to Registrant's Form 8-A/A (Amendment No. 2) dated November 27, 1995, File No. 1-5358, and incorporated herein by reference); and First Amendment to Second Amended and Restated Rights Agreement, dated February 20, 1996 (filed as Exhibit (4)(e) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5358, and incorporated herein by reference).
             (d) Lease dated as of December 14, 1987, between Registrant and Greyhound Real Estate Investment Six, Inc. (filed as Exhibit
                   (4)(f) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, File No. 1-5358, and incorporated herein by reference).
             (e) Note Agreement of Registrant dated May 15, 1991 (filed as Exhibit (19)(c) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, File No. 1-5358, and incorporated herein by reference); and Amendment effective December 31, 1991, to the Note Agreement (filed as Exhibit
                   (19)(c) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992, File No. 1-5358, and incorporated herein by reference).

             (f) Note Agreement of Registrant dated October 31, 1991 (filed as Exhibit (4)(l) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-5358, and incorporated herein by reference); and Amendment dated December 1, 1995, to the Note Agreement (filed as Exhibit (4)(l) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5358, and incorporated herein by reference).
             (g) Note Agreement of Registrant dated December 2, 1991 (filed as Exhibit (4)(m) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-5358, and incorporated herein by reference).
             (h) Amendment dated December 11, 1995, to Registrant's Note Agreement dated May 15, 1991, as amended December 31, 1991, and to Registrant's Note Agreement dated December 2, 1991 (filed as Exhibit (4)(n) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-5358, and incorporated herein by reference).
        (10) Material Contracts
             (a) Employment Agreement dated June 1, 1998, between Registrant and Robert H. Jenkins, Registrant's Chairman of the Board, President and Chief Executive Officer (filed as Exhibit
                   (10)(a) to Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 1-5358, and incorporated herein by reference).*
             (b) Form of Employment Agreement between Registrant and each of Paul Donovan, Registrant's Executive Vice President and Chief Financial Officer; Patrick L. Thomas, Registrant's Executive Vice President and Chief Operating Officer, Industrial; Ronald F. McKenna, Registrant's Executive Vice President and Chief Operating Officer, Aerospace; Mary Ann Hynes, Registrant's Vice President and General Counsel and Secretary; and DeWayne J. Fellows, Registrant's Vice President and Controller (filed as Exhibit (10)(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 1-5358, and incorporated herein by reference).*
             (c) Amendment and Restatement of Registrant's Stock Incentive Plan effective September 22, 1998.*
             (d) First Amendment to Registrant's amended and restated Stock Incentive Plan effective January 15, 1999.*
             (e) Registrant's Nonemployee Director Stock Option Plan effective August 1, 1994 (filed as Exhibit A to Registrant's Proxy Statement dated March 7, 1995, File No. 1-5358, and incorporated herein by reference).*
             (f) Text of resolution adopted by the Board of Directors of Registrant on February 20, 1996, amending Registrant's Nonemployee Director Stock Option Plan, which amendment became effective April 16, 1996, upon stockholder approval.*
             (g) Second Amendment to Registrant's Nonemployee Director Stock Option Plan effective as of December 8, 1998.
             (h) Registrant's Director Compensation Plan effective August 1, 1994 (filed as Exhibit B to Registrant's Proxy Statement dated March 7, 1995, File No. 1-5358, and incorporated herein by reference).*
             (i) First Amendment to Registrant's Director Compensation Plan effective as of April 21, 1998 (filed as Exhibit (10)(k) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-5358 and incorporated herein by reference).*
             (j) Second Amendment to Registrant's Director Compensation Plan effective as of December 8, 1998.*
             (k) Registrant's 1989 Restricted Stock Plan as adopted April 20, 1989, by the stockholders of Registrant (filed as Exhibit
                   (10)(v) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5358, and incorporated herein by reference).*
             (l) Text of resolution adopted by the Board of Directors of Registrant on August 7, 1990, amending Registrant's 1989 Restricted Stock Plan (filed as Exhibit (19)(f) to
*Management contract or compensatory plan.

                    Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, File No. 1-5358, and incorporated herein by reference).*
             (m) Text of resolution adopted by the Board of Directors of Registrant on November 21, 1995, amending Registrant's 1989 Restricted Stock Plan.*
             (n) Third Amendment to Registrant's 1989 Restricted Stock Plan effective as of June 1, 1998.*
             (o) Fourth Amendment to Registrant's 1989 Restricted Stock Plan effective as of September 22, 1998.*
             (p) Fifth Amendment to Registrant's 1989 Restricted Stock Plan effective as of January 15, 1999.*
             (q) Text of resolution adopted by the Board of Directors of Registrant on July 16, 1989, adopting a Director Emeritus Retirement Plan and copy of such plan as effective July 20, 1989 (filed as Exhibit (10)(dd) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989,
                   File No. 1-5358, and incorporated herein by reference).*
             (r)    First Amendment to Registrant's Director Emeritus Retirement
                    Plan effective as of April 21, 1997 (filed as Exhibit
                    (10)(q) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-5358 and incorporated herein by reference).*
             (s) Text of resolution adopted by the Board of Directors of Registrant on October 17, 1984, establishing a 1984 Elected Officers' Loan Program (filed as Exhibit (10)(i) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1984, File No. 1-5358, and incorporated herein by reference).*
             (t) Text of resolution adopted by the Board of Directors of Registrant on October 15, 1991, amending the 1984 Elected Officers' Loan Program (filed as Exhibit (10)(ff) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-5358, and incorporated herein by reference).*
             (u) Amendment and Restatement of Registrant's Management Stock Performance Plan effective as of September 22, 1998.*
             (v) First Amendment to Registrant's amended and restated Management Stock performance Plan effective January 15, 1999.*
             (w) Registrant's Supplemental Retirement Plan effective as of December 10, 1975, including all amendments (filed as Exhibit 10(u) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5358 and incorporated herein by reference).*
             (x) Fifth Amendment to Registrant's Supplemental Retirement Plan effective as of December 8, 1998.*
             (y) Registrant's Officer Performance Compensation Plan effective as of January 1, 1997 (filed as Exhibit A to Registrant's Proxy Statement dated March 5, 1997, File No. 1-5358, and incorporated herein by reference.).*
             (z) Amended and Restated Deferred Compensation Plan of Registrant effective as of December 19, 1997 (filed as Exhibit (10)(w) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-5358, and incorporated herein by reference).
             (aa) First Amendment to Registrant's amended and restated Deferred Compensation Plan effective as of April 21, 1998.*
             (bb)  Second Amendment to Registrant's amended and restated
                   Deferred Compensation Plan effective as of June 1, 1998.*
             (cc)  Third Amendment to Registrant's amended and restated Deferred
                   Compensation Plan effective as of September 22, 1998.*
             (dd) Fourth Amendment to Registrant's amended and restated Deferred Compensation Plan effective as of December 8, 1998.*

*Management contract or compensatory plan.

             (ee) Consulting Agreement dated April 15, 1997, between Registrant and Don R. O'Hare, Registrant's retired Chairman of the Board, effective April 15, 1997 (filed as Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 1-5358, and incorporated herein by reference).*
             (ff) Consulting agreement dated September 22, 1997, between Registrant and Richard M. Schilling, Registrant's retired Vice President, General Counsel and Secretary, effective December 31, 1997 (filed as Exhibit (10)(y) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-5358, and incorporated herein by reference).
        (21)  Subsidiaries of Registrant
        (23)  Consents of Experts and Counsel
               (a) Consent of Independent Auditors (Ernst & Young LLP).
        (24)  Power of Attorney
        (27)  Financial Data Schedule
        (99)  Additional Exhibits
               (a) Undertakings (filed as Exhibit (28)(a) to Registrant's Annual
                   Report on Form 10-K for the fiscal year ended December 31, 1982, File No. 1-5358, and incorporated herein by reference).
(b) Reports on Form 8-K Form 8-K dated February 23, 1999, regarding an Agreement and Plan of Merger between the Registrant and United Technologies Corporation.

*Management contract or compensatory plan.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of March, 1999.

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

Robert H. Jenkins
Chairman of the Board, President
and Chief Executive Officer

Paul Donovan
Executive Vice President
and Chief Financial Officer

DeWayne J. Fellows
Vice President and Controller

Richard A. Abdoo
Director

J. P. Bolduc
Director

Ilene S. Gordon
Director

Gerald Grinstein
Director

Charles Marshall
Director

Klaus H. Murmann
Director

Ward Smith
Director

Berger G. Wallin
Director
                                    March 26, 1999

By:        /s/ PAUL DONOVAN
    ----------------------------------
      Paul Donovan, Attorney-in-Fact