Form 10-K/A
period 1998-12-31
SUNDSTRAND CORP /DE/
filed 1999-04-30
CIK 95395

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                                   NAME OF EACH EXCHANGE ON WHICH THE COMMON
          TITLE OF EACH CLASS            STOCK AND RIGHTS ARE REGISTERED
     Common stock - $.50 par value           New York Stock Exchange
     Common stock purchase rights            Chicago Stock Exchange
                                             Pacific Stock Exchange

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


DOCUMENT                                                    FORM 10-K REFERENCE
Portions of Registrant's Proxy Statement for the            Part III
1999 Annual Meeting of Stockholders
===============================================================================

Sundstrand Corporation hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 31, 1999.

LIST OF ITEMS AMENDED


Part     Item   Description
----     ----   -----------
III      10     Directors and Executive Officers of the Registrant

III      11     Executive Compensation

III      12     Security Ownership of Certain Beneficial Owners and Management

III      13     Certain Relationships and Related Transactions

IV       14     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

REASON FOR AMENDMENTS

Information required by Items 10 through 13 of Part III were incorporated by reference to the Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders (Proxy Statement) in the Form 10-K filed on March 31, 1999. As a result of the pending merger with United Technologies Corporation, the Registrant's Proxy Statement will not be filed with the Securities and Exchange Commission prior to the end of the 120-day period after the Registrant's fiscal year end covered by the Form 10-K which is required in order to incorporate such information by reference. This amendment is being filed to include all information required by Items 10 through 13 of Part III in the Annual Report on Form 10-K for the Registrant's fiscal year ended December 31, 1998.

Item 14 is being amended to include Exhibit 12 "Computation of Ratio of Earnings to Fixed Charges".

AMENDMENTS

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 relating to the Executive Officers of Sundstrand appears at the end of Part I of the Form 10-K on pages 7 and 8.

NOMINEES FOR ELECTION TO SUNDSTRAND BOARD FOR TERMS EXPIRING IN 2002

KLAUS H. MURMANN, 67, has served as a director of Sundstrand Corporation since 1981. Mr. Murmann is a director and since 1989 Chairman and Chief Executive Officer of Sauer Inc., Ames, Iowa, a holding company for businesses engaged in the manufacture of hydrostatic transmissions for use in off-highway mobile equipment. He is a member of the supervisory boards of Fried. Krupp AG Hoesch-Krupp, Essen, a German industrial company; and Preussen Elektra AG, Hannover, a German utility concern. He is Chairman of the Board of Gothaer Insurance Group, Gottingen/Cologne, a German insurance company; a member of the board of BankgesellschaftBerlin AG, Berlin, a German bank; and a director of GKN PLC, United Kingdom, a manufacturing company.

BERGER G. WALLIN, 68, has served as a director of Sundstrand Corporation since 1995. From January 1996 until his retirement later that year he was the Executive Vice President for Special Projects of Sundstrand Corporation. From 1990 to 1995 he was Executive Vice President and Chief Operating Officer, Industrial of Sundstrand.

RICHARD A. ABDOO, 55, has served as a director of Sundstrand Corporation since 1996. Mr. Abdoo is a director and since 1991 the Chairman, President and Chief Executive Officer of Wisconsin Energy Corporation, Milwaukee, Wisconsin, a public utility holding company, and since 1990 the Chairman and Chief Executive Officer of Wisconsin Electric Power Company, Wisconsin Energy Corporation's principal subsidiary. From 1990 to 1995 he was Chairman and Chief Executive Officer of Wisconsin Natural Gas Company, a former subsidiary of Wisconsin Energy Corporation. He is a director of United Wisconsin Services, Inc., Milwaukee, Wisconsin, a managed care company; Marshall & Ilsley Corporation, Milwaukee, Wisconsin, a multi-bank holding company; and Universal Foods Corporation, Milwaukee, Wisconsin, an ingredient manufacturer.


DIRECTORS WHOSE TERMS EXPIRE IN 2000

CHARLES MARSHALL, 69, has served as a director of Sundstrand Corporation since 1989. Since June 1989 he has been the retired Vice Chairman of American Telephone and Telegraph Company, New York, New York, a company involved in information movement, management systems and communications. He is a director of Hartmarx Corporation, Chicago, Illinois, a company involved in the manufacture of clothing; Ceridian Corporation, Minneapolis, Minnesota, a diversified company in financial and educational services; GATX Corporation, Chicago, Illinois, a company involved in the operation of rail cars and Great Lakes vessels, bulk liquid terminals and financing for capital equipment and real estate; and Sonat, Inc., Birmingham, Alabama, a holding company for energy and energy services.

ILENE S. GORDON, 45, has served as a director of Sundstrand Corporation since 1997. Since 1997 Ms. Gordon has served as the Vice President and General Manager of the Folding Carton Business of Tenneco Packaging, a unit of Tenneco, Inc., Greenwich, Connecticut, a global manufacturing company with interests in packaging and automotive parts. From 1994 to 1997 she was Corporate Vice President, Operations of Tenneco.


DIRECTORS WHOSE TERMS EXPIRE IN 2001

WARD SMITH, 68, has served as a director of Sundstrand Corporation since 1983. From 1991 until his retirement in 1994 he was the Chairman of NACCO Industries, Inc., Mayfield Heights, Ohio, a coal mining company and a manufacturer of small home appliances and fork lift trucks. He is a director of Gulftech International Company, Pueblo, Colorado, a manufacturer of produce processing machinery; and a trustee of various mutual funds managed by Massachusetts Financial Services Company, Boston, Massachusetts, an investment adviser.

J. P. BOLDUC, 59, has served as a director of Sundstrand Corporation since 1991. Mr. Bolduc is a director and since 1995 Chairman and Chief Executive Officer of JPB Enterprises, Inc., Columbia, Maryland, a holding company with interests in the food, beverage, real estate, retail and manufacturing industries. From 1993 to 1995 Mr. Bolduc was President and Chief Executive Officer of W. R. Grace & Co., Boca Raton, Florida. He is a director of Marshall & Ilsley Corporation, Milwaukee, Wisconsin, a multi-bank holding company; Unisys Corporation, Blue Bell, Pennsylvania, a computer manufacturer and information technology company; Brothers Gourmet Coffees, Inc., Boca Raton, Florida, a specialty coffee company; and Proudfoot PLC, Richmond, England, an international management consultancy.

GERALD GRINSTEIN, 66, has served as a director of Sundstrand Corporation since 1991. Mr. Grinstein is a director and since August 1997 the nonexecutive Chairman of the Board of Delta Air Lines, Inc., Atlanta, Georgia, a commercial airline. From September 1995 until his retirement at the end of that year he was Chairman of Burlington Northern Santa Fe Corporation, Fort Worth, Texas, a diversified company in railroads and other businesses. From October 1990 to September 1995, Mr. Grinstein was Chairman and Chief Executive Officer of Burlington Northern, Inc. He is a director of Browning-Ferris Industries, Inc., Houston, Texas, a waste disposal company; Imperial Sugar Corporation, Sugar Land, Texas, a producer/marketer of refined sugar; PACCAR Inc., Bellevue, Washington, a heavy-duty truck manufacturer; The Pittston Company, Glen Allen, Virginia, a security services, freight transportation, logistics management and coal and gold mining exploration company; and Vans, Inc., Santa Fe Springs, California, a sporting goods manufacturer.

ROBERT H. JENKINS, 56, has served as a director of Sundstrand Corporation since 1995 and has been its Chairman of the Board, President and Chief Executive Officer since 1997. From 1995 to 1997 he was the President and Chief Executive Officer of Sundstrand. From 1990 to 1995 he was Executive Vice President of Illinois Tool Works Inc., Glenview, Illinois, a company involved in the manufacture of construction products, engineered polymers, automotive and specialty components, packaging products/systems, and finishing systems. He is a director of AK Steel Holding Corporation, Middletown, Ohio, a steel manufacturer; Solutia, Inc., St. Louis, Missouri, a chemical company; and Cordant Technologies, Inc., Salt Lake City, Utah, an aerospace and industrial company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Sundstrand's directors and officers to file reports with the Securities and Exchange Commission and the New York Stock Exchange indicating their beneficial ownership of Sundstrand's common stock.

     Based upon a review of forms that were received with respect to 1998, Sundstrand believes that all Section 16(a) filing requirements applicable to its directors and officers have been met, except that one late report on Form 4 was filed by each of Charles Marshall covering the exercise of 1,500 stock options issued to him under Sundstrand's Nonemployee Director Stock Option Plan, Klaus
H. Murmann covering the purchase of 8,700 shares of Sundstrand's common stock, and Patrick L. Thomas covering the sale of 259 shares of Sundstrand's common stock to meet tax withholding requirements with respect to a release of restricted stock.


ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee, with a membership of only nonemployee directors, has been assigned the overall responsibility for the review, modification and approval of the salary and other forms of compensation of the executive officers of Sundstrand. This compensation includes, among other things, restricted stock, restricted stock units, and options which may be granted under stock programs.


COMPENSATION PHILOSOPHY AND OBJECTIVES

The executive compensation program is designed to achieve the following:

     * Attract, retain and motivate high quality executives and leaders on a long-term basis. One of the tools to achieve these goals is to provide Sundstrand officers with a compensation package that meets the competition in the marketplace. The Committee uses a selected peer group of companies to make that determination, and also takes into account the experience, responsibility and performance of the individual executive.

     * Maintain an appropriate balance between base salary and short- and long-term incentive opportunities.

     * Place a significant amount of compensation at risk at the higher executive levels. The Committee defines "at risk" to mean conditioning a portion of the incentive compensation of an executive on the financial results of Sundstrand as well as his or her independent performance as leader, team member and contributor to the attainment of those results in both a long- and near-term sense.

     * Link the financial interests of executives with those of the stockholders through significant stock ownership.

     The peer group of companies consists of 22 corporations. Three of these companies are in the Standard & Poor's Diversified Manufacturing Index and two are in the Standard & Poor's Aerospace/Defense Index. These indices are incorporated into the performance graph and table which appear under the heading Performance Graph and Table.

     Sundstrand's executive compensation program is currently composed of the following: (1) an annual base salary; (2) an annual cash bonus; (3) the annual grant of restricted stock or restricted stock units and stock options; (4) a general benefit package consisting of retirement benefits and life, medical and disability insurance; and (5) personal benefits which include among other things physical examinations, financial counseling, tax preparation and the use of Sundstrand planes.

     The Committee has an established objective that, when compared with the compensation paid by the peer group of companies, the base salary paid to Sundstrand's executive officers shall be at the 60th percentile, with total cash compensation (salary plus bonus) to be at the 75th percentile, with long-term incentive compensation (restricted stock and stock option grants) to be at the 50th percentile, and with net total compensation to be at the 60th percentile.

ANNUAL COMPONENT

     BASE SALARY

     The Committee annually reviews the salary of each of Sundstrand's executive officers. In December 1998 Sundstrand's chief executive officer reviewed with the Committee each of the officers' performance, other than himself. He also commented upon the appropriateness of the salary and bonus compensation being paid to these officers. He discussed both the officers' performance and a comparison with the salary and bonus paid by the peer group of companies, taking into account the Committee's established objectives. Based on this review and other criteria the Committee made various adjustments to the salary of each of Sundstrand's executive officers.

     INCENTIVE COMPENSATION PLANS

     If in the applicable year Sundstrand achieved at least a 12% return on average total equity, Sundstrand's Officer Incentive Compensation Plan (the "Bonus Plan") provides Sundstrand executive officers with the opportunity to receive an annual cash bonus based upon the achievement by Sundstrand of financial performance goals set by the Committee. The Committee determines the performance elements, their relative weight, and the bonus value assigned for various levels of element achievement. For each element the Committee sets a threshold, target and maximum achievement level. If the threshold level for any element is not achieved, no bonus can be earned with respect to that element. At target, the bonus amount is 100% and at the maximum the bonus amount generally is 160% of the target bonus amount. The target bonus amount under the Bonus Plan for each officer is a percentage of such officer's base salary and varies from 30% to 100% based on the position held. For 1998 Mr. Jenkins had the highest target potential at 100% of base salary. For 1999 there is no maximum achievement level on bonuses other than the plan limit of $1.5 million.

     The Committee selected earnings per share, cash flow from operations after capital expenditures and return on average total equity as the performance elements upon which 1998 bonus compensation would be based, with one-half of the bonus for Mr. Thomas and Mr. McKenna to be tied to similar performance elements for the Industrial or Aerospace Segment of Sundstrand as applicable. The elements were essentially equally weighted, and specific threshold, target and maximum achievement levels were set.

     After the performance of Sundstrand for 1998 was determined (and after adjustment for unusual and nonrecurring accounting issues), bonuses were determined for each of the executive officers other than Mr. Jenkins based upon the performance level achieved compared to the preestablished achievement levels. Although the Committee may adjust the bonus amounts as calculated, it did not elect to make any adjustments for 1998, other than for Mr. Jenkins, allowing his bonus to be limited only by the plan limit of $1.5 million.

LONG-TERM COMPONENT

     STOCK OPTIONS AND RESTRICTED STOCK

     Sundstrand maintains stock plans under which the Committee may grant stock options, restricted stock and restricted stock units to executive officers of Sundstrand. The number of options, restricted shares and restricted stock units granted to an officer each year will vary based upon the position the officer holds and the officer's performance evaluation. Each year the Committee selects a performance element and achievement level which must be reached for an award of restricted stock and restricted stock units to be made. For 1998 the performance element and achievement level were a 12% return on average total equity.

     Stock options granted to an executive officer under Sundstrand Stock Incentive Plan presently are granted at an exercise price equal to the fair market value of a share of Sundstrand common stock on the date of grant, become exercisable in increments of 25% on each of the second through fifth anniversary dates of the grant, and generally remain exercisable until the tenth anniversary date of the grant. Grants of restricted stock and restricted stock units are without cost to the executive officer and vest in increments of 20% per year in each of the fifth through ninth anniversary dates of the grant. A restricted stock unit entitles the executive officer to receive a share of Sundstrand common stock upon vesting of the unit.

     In December 1998, the Committee awarded both stock options and restricted stock units to Sundstrand's executive officers. The size of the restricted stock unit awards generally was consistent with the Committee's objectives for long-term incentive compensation and took into account the anticipated record sales and earnings for Sundstrand for 1998 as well as the officer's performance evaluation.

BENEFIT COMPONENT

     The Committee annually reviews with Sundstrand's chief executive officer the general and personal benefits available to the executive officers and makes recommendations as to the appropriateness of this compensation. The Committee determined that the level of general and personal benefits is consistent with the Committee's objectives and accordingly for 1998 did not recommend any changes.

COMPENSATION OF CHIEF EXECUTIVE OFFICER

     During the officer performance evaluation and the review of compensation of the peer group of companies made by the Committee at its December, 1998, meeting, the Committee decided to increase Mr. Jenkins' salary from $700,000 to $750,000 since it was determined to be below the Committee's objective that his salary should be at the 60th percentile for the peer group of companies and to reflect his role in leading Sundstrand to the achievement of record sales and earnings.

     The cash bonus earned by Mr. Jenkins during 1998 was $1.5 million. This amount was determined in part based upon Sundstrand's financial performance as compared to the preestablished achievement levels for 1998 as discussed under the heading "Incentive Compensation Plans." Since Sundstrand's performance in 1998, when compared to the selected preestablished achievement levels was well above target, Mr. Jenkins' bonus was set at the maximum permitted under the plan. Mr. Jenkins' opportunity level for 1998 was 100% of base salary at the target level. At the Committee's December, 1998, meeting, it was decided that the opportunity level for 1999 for Mr. Jenkins will continue at 100% of base salary at the target level, with the maximum, as previously indicated, being limited only by the plan limit of $1.5 million.

     The Committee, as part of its compensation review in December 1998, granted to Mr. Jenkins 20,000 restricted stock units and 60,000 options, which options have a purchase price of $50.5938 per share representing the fair market value at the date of grant. In making these grants, the Committee considered Sundstrand's favorable performance compared to objectives established with Mr. Jenkins early in the year and Mr. Jenkins' role in leading Sundstrand to the achievement of record sales and earnings. In addition, the Committee determined that these grants were consistent with its objectives for the level of long-term incentives granted to Sundstrand's chief executive officer as compared to the chief executive officers of the selected peer group of companies.

                                                    COMPENSATION COMMITTEE

                                                      Gerald Grinstein, Chairman
                                                      Klaus H. Murmann
                                                      Ward Smith
                                                      J. P. Bolduc

SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation of Sundstrand's chairman of the board, president and chief executive officer and Sundstrand's four other most highly compensated executive officers.

                                                                                       LONG-TERM
                                                                                     COMPENSATION

                                                ANNUAL COMPENSATION                     AWARDS

                                                                    OTHER        RESTRICTED
                                                                   ANNUAL          STOCK                       ALL OTHER
NAME AND                               SALARY       BONUS        COMPENSATION      AWARDS      OPTIONS       COMPENSATION
PRINCIPAL POSITION         YEAR         ($)          ($)             ($)         ($)(2)(3)       (#)              ($)
Robert H. Jenkins          1998        $700,000    $1,500,000     $    --         $1,028,316     60,000          $55,983 (4)
   Chairman of the         1997         650,000     1,034,150          --            769,688     50,000           26,709
   Board, President        1996         650,000       452,075          --            467,250     40,000           83,062 (5)
   And Chief
   Executive Officer

Ronald F. McKenna          1998        $400,000      $437,500     $    --          $ 404,750     35,000          $35,956 (4)
   Executive Vice          1997         360,000       401,940          --            307,875     30,000           14,399
   President and           1996         263,087       166,920          --            368,875     25,000            6,541
   Chief Operating
   Officer, Aerospace

Patrick L. Thomas          1998        $385,000      $359,917     $    --          $ 354,157     35,000          $35,254 (4)
   Executive Vice          1997         375,000       358,838          --            307,875     30,000           18,762
   President and           1996         350,000       194,740          --            233,625     25,000            8,194
   Chief Operating
   Officer, Industrial

Paul Donovan               1998        $375,000      $373,669      $8,155  (1)     $ 354,157     35,000          $41,981 (4)
   Executive Vice          1997         360,000       343,656          --            256,563     30,000           19,032
   President and           1996         330,000       183,612          --            155,750     20,000            8,003
   Chief Financial
   Officer

DeWayne J. Fellows         1998        $230,000      $158,666     $    --          $ 126,485     11,000          $12,766 (4)
   Vice President and      1997         210,000       133,644          --            102,625     10,000            6,521
   Controller              1996         210,000        87,633          --             58,406      8,000            4,603

(1) The amount represents compensation for the payment of taxes on income imputed for tax purposes.

(2) The amounts for 1998 report the fair market value of the restricted stock units awarded to the named executive officer in 1998. The amounts for 1996 and 1997 represent the fair value of restricted stock awarded to the named executive officer in each of these years. Dividends on restricted stock and on restricted stock units are paid at the same time and in the same amounts as dividends paid on Sundstrand's common stock, but such amounts are not included in this column.

(3) On December 31, 1998, Mr. Jenkins held 27,256 shares of restricted stock and 84,000 restricted stock units which had an aggregate market value of $5,639,289; Mr. McKenna held 22,800 shares of restricted stock and 12,000 restricted stock units which had an aggregate market value of $1,763,925; Mr. Thomas held 16,000 shares of restricted stock and 21,400 restricted stock units which had an aggregate market value of $1,895,713; Mr. Donovan held 16,200 shares of restricted stock and 22,600 restricted stock units which had an aggregate market value of $1,966,675; and Mr. Fellows held 8,300 shares of restricted stock and 12,500 restricted stock units which had an aggregate market value of $1,054,300.

(4) The amounts include the portion of the projected cash surrender value available to the executive officer at the maturity of his split-dollar life insurance policy under Sundstrand's Executive Life Insurance Program, the contributions by Sundstrand on behalf of the executive officer under Sundstrand's Employee Savings Plan and the Supplemental Savings Plan (as further described under the heading Retirement Plans) and the difference between market interest rates determined pursuant to rules of the Securities and Exchange Commission ("SEC") and the interest credited by Sundstrand on salary and bonus deferred by the executive officers under Sundstrand's Deferred Compensation Plan, as follows:

                                    1998 ALLOCATION                     1998            1998 DIFFERENCE
                                  OF PROJECTED CASH                 SAVINGS PLAN     BETWEEN MARKET INTEREST
        EXECUTIVE OFFICER          SURRENDER VALUE                  CONTRIBUTION     RATES AND EARNED RATES
        Robert H. Jenkins              $ 13,681                       $34,683                $ 7,619
        Ronald F. McKenna              $  7,817                       $15,861                $12,278
        Patrick L. Thomas              $  7,524                       $14,877                $12,853
        Paul Donovan                   $  7,329                       $14,373                $20,279
        DeWayne J. Fellows             $  4,495                       $ 7,273                $   998

(5) The amount set forth includes $69,137 incurred by Sundstrand in connection with Mr. Jenkins' relocation.


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table sets forth information on the exercise of stock options by the named executive officers in 1998, the number of options which were exercisable and nonexercisable in 1998, and the value of these options based upon the difference between the exercise price and the market price of the underlying shares of Sundstrand common stock as of December 31, 1998. The actual value before tax will be the excess of the market price of Sundstrand common stock over the exercise price at the time of exercise. There is no assurance that the values shown in the table will be realized.

                                                                                             VALUE OF UNEXERCISED
                             SHARES                           NUMBER OF UNEXERCISED              IN-THE-MONEY
                            ACQUIRED          VALUE             OPTIONS AT FY-END              OPTIONS AT FY-END
NAME                       ON EXERCISE      REALIZED        EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
Robert H. Jenkins                --               --              55,000/185,000             $ 947,890/$1,188,512
Ronald F. McKenna            10,000         $473,125              10,750/ 85,250               200,844/   266,062
Patrick L. Thomas                --               --              20,500/ 86,250               497,563/   294,374
Paul Donovan                 10,314         $391,769              10,000/ 85,000               200,313/   321,093
DeWayne J. Fellows            6,126         $205,031               5,000/ 30,000               108,438/   156,469

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth the 1998 grants of nonqualified stock options under the Sundstrand Stock Incentive Plan to named executive officers. The hypothetical present values on the date of grant shown for stock options granted in 1998 are calculated under the Black-Scholes model for pricing options. The actual value before tax will be the excess of the market price of the Sundstrand common stock at the time of exercise over the grant price. There is no assurance that the present value shown in the table will be realized.

INDIVIDUAL GRANTS

                          NUMBER OF       % OF TOTAL OPTIONS       EXERCISE OR
                           OPTIONS       GRANTED TO EMPLOYEES      BASE PRICE     EXPIRATION       GRANT DATE
NAME                      GRANTED (1)        IN FISCAL YEAR         ($/SHARE)        DATE       PRESENT VALUE (2)
Robert H. Jenkins          60,000               7.21%              $50.5938        12/08/08          $814,200
Ronald F. McKenna          35,000               4.21%               50.5938        12/08/08           474,950
Patrick L. Thomas          35,000               4.21%               50.5938        12/08/08           474,950
Paul Donovan               35,000               4.21%               50.5938        12/08/08           474,950
DeWayne J. Fellows         11,000               1.32%               50.5938        12/08/08           149,270

(1) Options become exercisable at a rate of 25% of each grant on the second through fifth anniversary dates of the date of grant, provided that if a Change in Control occurs as defined under the heading Employment Agreements, they will become immediately exercisable.

(2) The values are based on the Black-Scholes option pricing model, which is a mathematical formula used to value options traded on stock exchanges. Factors used to value the options granted on December 8, 1998, include a capital expected volatility rate of 22.3%, a risk-free rate of return based upon a ten year zero-coupon Treasury bond at 4.60%, a dividend yield of 1.3%, a projected time of exercise of seven years and a forfeiture rate of 3%.


RETIREMENT PLANS

     Generally, the retirement benefit to which an executive officer will be entitled upon retirement is provided under the tax-qualified Sundstrand Corporation Retirement Plan-Aerospace (the "Retirement Plan") and Sundstrand's non-tax-qualified Supplemental Retirement Plan (the "Supplemental Retirement Plan"). The eligibility for both plans is the same. The Supplemental Retirement Plan provides a lump sum option for the total benefit accrued under that plan, while the Retirement Plan provides a lump sum option for the portion of the benefit accrued under that plan prior to December 31, 1991.

     The following table sets forth estimated annual retirement benefits for representative years of service and three-year average annual earnings amounts.

HIGHEST CONSECUTIVE
THREE-YEAR                                                ESTIMATED ANNUAL RETIREMENT BENEFIT
AVERAGE ANNUAL EARNINGS                                   FOR REPRESENTATIVE YEARS OF SERVICE
                                                                                                        30 OR
                                   10 YEARS         15 YEARS          20 YEARS         25 YEARS      MORE YEARS
      $   300,000                 $  66,667          $100,000         $133,333       $   166,667     $   200,000
          600,000                   133,333           200,000          266,667           333,333         400,000
          600,000                   900,000           200,000          300,000           400,000         500,000
        1,200,000                   266,667           400,000          533,333           666,667         800,000
        1,500,000                   333,333           500,000          666,667           833,333       1,000,000
        1,800,000                   400,000           600,000          800,000         1,000,000       1,200,000
        2,100,000                   466,667           700,000          933,333         1,166,667       1,400,000
        2,400,000                   533,333           800,000        1,066,667         1,333,333       1,600,000

     The combined amounts shown in the "Salary" and "Bonus" columns of the table under "Summary Compensation Table" are expected to approximate the three-year average annual earnings of an executive officer that would be used to determine his total retirement benefit under the Retirement Plan and the Supplemental Retirement Plan.

     Messrs. Jenkins, McKenna, Thomas, Donovan and Fellows, upon attainment of age 65, the normal retirement age under the plans, will have 12.5, 35.9, 40.7,
24.0 and 46.5 actual years of service with Sundstrand, respectively. Under the Supplemental Retirement Plan certain of the elected officers, including Messrs. Jenkins and Donovan, are being credited with service using an accelerated formula. Accordingly, at age 65 they will have 30.0 and 30.0 years of service, respectively, used to determine their retirement benefit.

     Although the Retirement Plan benefit formula includes a reduction for 50% of a participant's monthly primary Social Security benefit earned at retirement, the amounts shown in the table do not reflect this reduction. The benefit amounts shown in the table are calculated based upon the straight life annuity form of payment under the Retirement Plan and the Supplemental Retirement Plan.

     In addition to the foregoing, Sundstrand in 1998 matched, at the rate of $0.50 for each $1.00 of contribution, contributions made by an executive officer to Sundstrand's Employee Savings Plan with a current maximum match of 2% of the executive officer's eligible compensation. These amounts are reflected in the Summary Compensation Table. Under Sundstrand's Deferred Compensation Plan, benefits are provided which are not available under Sundstrand's Employee Savings Plan because of Internal Revenue Code limitations on the amount of annual compensation that may be considered for determining contributions to Sundstrand's Employee Savings Plan.

     At the time of his employment, Mr. Jenkins entered into an agreement with Sundstrand which provides that he will receive a nonqualified benefit which, when combined with his benefits under the Retirement Plan and the Supplemental Retirement Plan, will equal the benefit that would be payable from these plans if it is assumed at such time that he had twice his actual years of service with Sundstrand. If he retires prior to age 65, Mr. Jenkins will receive the greater of the benefit determined under this agreement or the benefit determined under the Retirement and Supplemental Retirement Plans.

     Mr. Jenkins also has accrued a benefit under Sundstrand's Director Emeritus Retirement Plan for his 2.5 years of service on the Board prior to April, 1998. The plan is described under the heading Director Compensation.


EMPLOYMENT AGREEMENTS

     Sundstrand maintains an employment agreement with Mr. Jenkins (the "Jenkins Agreement") that is designed to assure Sundstrand of the ongoing benefit of his services. The Jenkins Agreement covers a three-year period (the "Employment Period"), which reduces to two years immediately prior to the automatic one-year extension which occurs each September 30, unless written notice is given to the contrary. Under the Jenkins Agreement, during the Employment Period Mr. Jenkins agrees not to compete with Sundstrand or to disclose confidential information concerning Sundstrand.

     The Jenkins Agreement provides that throughout the Employment Period, Sundstrand shall neither demote Mr. Jenkins nor assign to him any duties or responsibilities that are inconsistent with his position, duties and responsibilities as Sundstrand's chief executive officer. The Jenkins Agreement also provides that Sundstrand may not assign duties to Mr. Jenkins which would require him to move the location of his principal business office or principal place of residence outside the Rockford, Illinois area. Under the Jenkins Agreement, during the Employment Period, Mr. Jenkins is to receive a salary of not less than $750,000 per year, paid vacations and holidays, and fringe benefits and perquisites. He also is eligible to participate in Sundstrand's employee benefit plans, practices and programs, and is eligible to participate in other benefit plans which are in effect, including Sundstrand's Bonus Plan, Stock Incentive Plan, 1989 Restricted Stock Plan, Deferred Compensation Plan and Supplemental Retirement Plan.

     In the event Sundstrand fails to meets its obligation under the Jenkins Agreement, Mr. Jenkins will be entitled to receive for the Employment Period the salary and benefits he would have otherwise received if his employment had continued for such period. These benefits would not be payable, however, in the event his employment is terminated by reason of (1) conviction of a felony, (2) death, or (3) breach during the Employment Period of either his covenant not to compete or his covenant not to disclose confidential information and failure to cure such breach (the "enumerated reasons"). The Jenkins Agreement also provides for the reimbursement of legal expenses incurred in connection with certain claims or legal proceedings brought under or involving the agreement.

     The Jenkins Agreement requires Sundstrand to make an additional "gross-up payment" to Mr. Jenkins to offset the effect of any excise tax imposed under
Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), on any payment made to him in connection with his employment with Sundstrand. The amount of the gross-up payment, if any, may be substantial and will depend upon numerous factors, including the price per share of Sundstrand common stock and the extent, if any, that payments or benefits made to Mr. Jenkins constitute "excess parachute payments" within the meaning of Section 280G of the Code.

     The Jenkins Agreement provides, upon a Change in Control (as hereinafter described) during the Employment Period, that: (1) all restrictions on any restricted stock or restricted stock units granted to Mr. Jenkins under any stock plan sponsored by Sundstrand shall lapse with all the stock and stock units immediately vesting; (2) all outstanding stock options held by Mr. Jenkins shall become fully vested and immediately exercisable; (3) commencing at the time of Mr. Jenkins' termination of employment, he shall be provided with the same health care coverage as provided to other eligible retirees and with a life insurance benefit of five times his base salary as in effect on the date of his termination for three years following the date of termination, and one time such base salary thereafter; and (4) Mr. Jenkins shall become fully vested in a retirement benefit determined pursuant to the provisions of the Retirement Plan and Supplemental Retirement Plan, with such benefit calculated as though he had at least 20 years of service. The Jenkins Agreement also provides that upon his termination of employment following a Change in Control, in addition to all other amounts payable under the Jenkins Agreement, he will within five days of such termination be paid in a single lump sum all amounts accrued but unpaid under the agreement, including salary, vacation pay, bonuses and other incentive compensation plus, if his employment is terminated for any reason other than the enumerated reasons or disability or certain voluntary terminations, he will receive (1) a "Pro Rata Bonus" (as defined in the Jenkins Agreement), (2) a lump sum cash payment equal to three times the sum of the base salary and bonus (the base salary at least equal to his base salary in effect prior to a "Change in Control" and the "Bonus Amount" (as defined in the Jenkins Agreement), subject to certain adjustments, (3) continuation of life insurance, disability, medical, dental, hospitalization, pension, profit-sharing, savings and retirement benefits for a period of up to 36 months are (4) a lump sum cash amount equal to three years of contribution to Mr. Jenkins' savings and supplemental savings accounts.

     Assuming a Change in Control occurred on June 1, 1999, and his employment were terminated in a manner giving rise to payment of severance benefits on that date, the approximate value of the cash payments that would be paid pursuant to the Jenkins Agreement as described above (other than the gross-up payments, if applicable) would be $13,378,935. In addition, he would be entitled to receive 111,256 shares of restricted stock and restricted stock units, and the 185,000 unexercisable stock options held by him would become fully exercisable. Mr. Jenkins also would be entitled to receive the non-cash benefits described in the previous paragraph.

     On June 1, 1998, Sundstrand entered into substantially identical employment agreements with Messrs. McKenna, Thomas, Donovan and Fellows. These four agreements are collectively referred to as the "Employment Agreement." The rights and obligations set forth in the Employment Agreement arise for a period of up to three years following a Change in Control (the "Term") provided that the Change in Control occurs during the "Protected Period" defined in the Employment Agreement. The Employment Agreement sets forth the terms and conditions of the executive's employment, annual base salary and participation by the executive in Sundstrand's benefit plans. If the executive's employment is terminated during the Term (1) by Sundstrand other than for "Cause" (as defined in the Employment Agreement), (2) by the executive for "Good Reason" (as defined in the Employment Agreement) or (3) by the executive having given notice during the eight months following the Change in Control, effective as of the first anniversary of the Change in Control, he will be entitled to receive (a) a "Pro-Rata Bonus" (as defined in the Employment Agreement), (b) a lump sum cash payment equal to three times the sum of his base salary and bonus (the base salary at least equal to his base salary in effect prior to a Change in Control and the bonus equal to the "Bonus Amount" as defined in the Employment Agreement), subject to certain adjustments, (c) continuation of life insurance, disability, medical, dental and hospitalization benefits for a period of up to 36 months and (d) a lump sum cash payment reflecting certain retirement benefits he would have been entitled to receive had he remained employed by Sundstrand for an additional three years, subject to certain adjustments. In addition, (1) for purposes of Sundstrand's supplemental retirement plan, he will be treated (other than for purposes of calculating years of service credit thereunder) as if he was at least age 55 as of the date of termination, (2) the eligibility requirements of Sundstrand's retiree health insurance plan will be waived, and commencing on the executive's termination of employment he will be provided with the same health care coverage as provided to other eligible retirees and (3) the age and service requirements of Sundstrand's executive life insurance program will be waived, and he will be provided with a life insurance benefit of five times the base salary in effect on the date of termination for three years following the termination date and one times such base salary thereafter.

     In addition, under the Employment Agreement all restrictions on any outstanding incentive awards will lapse and become fully vested, and all outstanding stock options shall become fully vested and immediately exercisable. The

Employment Agreement also provides that Sundstrand will pay all legal fees and related expenses incurred by the executive arising out of his employment or termination of employment if, in general, the circumstances for which he has retained legal counsel occurred on or after a Change in Control. Under the Employment Agreement, Sundstrand also is required to make an additional "gross-up payment" to the executive to fully offset the effect of any excise tax imposed under Section 4999 of the Code on any payment made to him under the Employment Agreement, the 1989 Restricted Stock Plan, the Stock Incentive Plan, or any other incentive compensation or bonus plan. The amount of the gross-up, if any, may be substantial and will depend upon numerous factors, including the price per share of Sundstrand common stock and the extent, if any, that payments or benefits made to the executive constitute "excess parachute payments" within the meaning of Section 280G of the Code.

     Assuming a Change in Control occurred on June 1, 1999, and their employment was terminated in a manner giving rise to the payment of severance benefits on that date, the approximate amount of cash payments that would have been made pursuant to the Employment Agreement as described above (other than the gross-up payment, if applicable) would have been $3,416,060 for Mr. McKenna, $5,571,304 for Mr. Thomas, $6,435,190 for Mr. Donovan and $2,604,024 for Mr. Fellows. The number of shares of restricted stock and/or restricted stock units they would have been entitled to receive and the number of unexercisable stock options that would have become fully exercisable as a result of the Change in Control would have been 34,240 shares and units and 85,250 stock options for Mr. McKenna; 36,600 shares and units and 86,250 stock options for Mr. Thomas; 38,800 shares and units and 85,000 stock options for Mr. Donovan; and 20,800 shares and units and 30,000 options for Mr. Fellows. Messrs. McKenna, Thomas, Donovan and Fellows also would be entitled to the non-cash benefits described above. The retirement benefit to which each of the executives would be entitled would be paid pursuant to the Retirement and Supplemental Retirement Plans as discussed under the heading Retirement Plans.

     In general, for purposes of the Jenkins Agreement, each Employment Agreement and the various stock plans maintained by Sundstrand, a Change in Control is defined as any of the following events: (1) the acquisition (other than from Sundstrand) by any person (as defined in Sections 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended [the "1934 Act"]) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the 1934 Act) of 25% or more of the combined voting power of Sundstrand's then-outstanding voting securities; (2) the individuals who, as of June 1, 1998, are members of Sundstrand's board (the "Incumbent Board"), cease for any reason to constitute a majority of Sundstrand's board, unless the election, or nomination for election, by Sundstrand's stockholders of any new director was approved by a vote of a majority of the Incumbent Board; or (3) approval by Sundstrand stockholders of
(a) a merger or consolidation involving Sundstrand if the Sundstrand stockholders, immediately before such merger or consolidation, do not, as a result of such merger or consolidation, own, directly or indirectly, more than 67% of the combined voting power of the then-outstanding voting securities of the corporation resulting from such merger or consolidation in substantially the same proportion as their ownership of the combined voting power of the voting securities of Sundstrand outstanding immediately before such merger or consolidation or (b) a complete liquidation or dissolution of Sundstrand or an agreement for the sale or other disposition of all or substantially all of the assets of Sundstrand. A Change in Control shall not be deemed to occur by reason of an acquisition referred to in clause (1) above because 25% or more of the combined voting power of Sundstrand's then-outstanding securities is acquired by
(1) a trustee or other fiduciary holding securities under one or more employee benefit plans maintained by Sundstrand or any of its subsidiaries or (2) any corporation that, immediately prior to such acquisition, is owned directly or indirectly by the Sundstrand stockholders in the same proportion as their ownership of stock in Sundstrand immediately prior to such acquisition.

     On February 22, 1999, Sundstrand and United Technologies Corporation ("UTC") announced that UTC has agreed to acquire Sundstrand. The acquisition by UTC will result in a Change in Control for purposes of the Jenkins Agreement and the Employment Agreements.


DIRECTOR COMPENSATION

     For 1998, director compensation included:

           Annual Retainer               *   $26,000

           Attendance Fees               *   $1,200 for each Sundstrand board
                                             meeting
                                             $1,000 for each Sundstrand board
                                             Committee meeting
                                             Expenses related to attendance

           Stock Options                 *   2,000 options

           Additional Annual Retainer    *   the number of shares Sundstrand
           Paid in Restricted Stock          common stock having a fair market
                                             value on the annual meeting date
                                             equal to $16,500

     The annual retainer, at the directors' election, may be paid in the form of cash or Sundstrand common stock or be deferred in either an interest bearing account under Sundstrand's Deferred Compensation Plan or in the form of restricted stock units under Sundstrand's Director Compensation Plan.

     The restricted stock which is paid as the additional retainer will be released upon the retirement of a director, and when Sundstrand's annualized return on equity commencing with the year of the award equals at least 12%. Mr. Jenkins is the only Sundstrand board member who is also a salaried employee. Since he is a salaried employee, the only portion of the director compensation that Mr. Jenkins is paid is the additional retainer.

     In addition, Sundstrand directors are provided a paid physical examination for themselves and their spouses, the use of Sundstrand's planes on an emergency basis, and participation in the Sundstrand Corporation Foundation's matching gifts program, which annually matches up to $2,000 of charitable gifts on a $2 for $1 of gift basis.

     Under the Director Emeritus Retirement Plan those directors whose service on the Sundstrand board began prior to April, 1998, upon retirement from the Sundstrand board are entitled to an annual retirement benefit equal to the retainer fee being paid to directors at the time of retirement. This retirement benefit is to be paid for a period of time equal to the time the director served on the Sundstrand board prior to April, 1998.

PERFORMANCE GRAPH AND TABLE

     The following performance graph and table compare the five-year cumulative total stockholder return, assuming reinvestment of dividends, on $100 invested on December 31, 1993, in each of Sundstrand common stock, Standard & Poor's 500 Stock Index, Standard & Poor's Aerospace/Defense Index and Standard & Poor's Diversified Manufacturing Index. The Standard & Poor's Aerospace/Defense and Diversified Manufacturing Indices were selected as properly reflecting Sundstrand's involvement in the aerospace and industrial market segments, the sales in each of these market segments being 61.3% and 38.7%, respectively, of Sundstrand's total sales in 1998.


                              [PERFORMANCE GRAPH]

                          ---------------------------------------------
                          1993    1994    1995    1996    1997    1998
                          ---------------------------------------------
Sundstrand                $100    $111    $176    $216    $260    $271
S&P 500                   $100    $101    $140    $172    $229    $294
S&P Aerospace/Defense     $100    $107    $177    $228    $237    $218
S&P Diversified Mfg       $100    $103    $145    $193    $265    $325

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF SUNDSTRAND COMMON STOCK

     The following table sets forth information regarding the beneficial ownership of Sundstrand's common stock by (1) each person or group that is known to be the beneficial owner of more than 5% of the outstanding Sundstrand common stock, (2) each of the nominees and the directors, (3) each of the executive officers named in the Summary Compensation under Item 11, and (4) by the nominees, directors and officers as a group.

                                                   SHARES OF COMMON STOCK      PERCENT OF COMMON
NAME                                                 BENEFICIALLY OWNED        STOCK OUTSTANDING
Capital Research  and Management Company and              4,340,100 and               7.9%
     SMALLCAP World Fund, Inc.                            3,200,000   (1)             6.8%
John A. Levin & Co., Inc. and
     Baker, Fentress & Company                            2,797,896   (2)             5.1%
Klaus H. Murmann                                             30,120*  (3)              **
Berger G. Wallin                                            127,681*  (3)              **
Richard A. Abdoo                                              3,090*  (3)              **
Charles Marshall                                             16,003*  (3)              **
Ilene S. Gordon                                                 965*  (3)              **
Ward Smith                                                   14,044*  (3)              **
J. P. Bolduc                                                  7,848*  (3)              **
Gerald Grinstein                                              9,897*  (3)              **
Robert H. Jenkins                                            83,710*  (3) (4)          **
Ronald F. McKenna                                            53,678*  (3) (4)          **
Patrick L. Thomas                                            50,145*  (3) (4)          **
Paul Donovan                                                 41,760*  (3) (4)          **
DeWayne J. Fellows                                           23,312*  (3) (4)          **
The Directors and Officers as a Group
    (17 persons, including those named above)               496,864*  (3) (4)          **

 * Shares owned as of February 17, 1999.
** Less than 1%.

(1) Based on Schedule 13-G dated February 8, 1999, shares held of record by Capital Research and Management Registrant, 333 South Hope Street, Los Angeles, California 90071, an investment adviser registered under the Investment Advisors Act of 1940 was 4,340,100 shares and shares held by SMALLCAP World Fund Inc., 333 South Hope Street, Los Angeles, California 90071, an investment company registered under the Investment Company Act of 1940, which is advised by Capital Research and Management Company was 3,200,000.

(2) Based on Schedule 13-G dated February 12, 1999, shares held of record by John A. Levin & Co., Inc., One Rockefeller Plaza, New York, New York 10020 and Baker, Fentress & Company, 200 West Madison Street, Chicago, Illinois 60606. John A. Levin & Co., Inc. is an investment adviser registered under the Investment Advisors Act of 1940. Baker, Fentress & Company is an investment company registered under the Investment Company Act of 1940. Baker, Fentress is the shareholder of Levin Management Co., Inc., which is the sole stockholder of John A. Levin & Co., Inc.

(3) The number of shares of Sundstrand common stock beneficially owned includes stock options awarded under Sundstrand's Stock Incentive Plan, Management Stock Performance Plan, or Nonemployee Director Stock Option Plan that such persons have a right to exercise within 60 days as follows: Mr. Jenkins - 55,000; Mr. McKenna - 10,750; Mr. Thomas - 20,500; Mr. Donovan - 10,000;
     Mr. Fellows - 5,000; Mr. Murmann - 4,500; Mr. Wallin - 20,500; Mr. Abdoo - 1,500; Mr. Marshall - 1,500; Mr. Smith - 4,500; Mr. Bolduc - 4,500; Mr.
     Grinstein - 4,500; and the nominees, directors and officers as a group - 156,425.

(4) The number of shares of Sundstrand common stock beneficially owned does not include restricted stock units held by the five named officers under Sundstrand's 1989 Restricted Stock Plan and its Stock Incentive Plan. Such units held by the named officers are described in footnote (3) to the Summary Compensation Table. The officers as a group hold 158,900 restricted stock units. The restricted stock units held by the officers reflect a conversion of restricted stock granted prior to 1998 under the 1989 Restricted Stock Plan to such units and a grant of such units in December, 1998 under the Stock Incentive Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS AND LOANS WITH MANAGEMENT

     Effective October 1, 1992, Sundstrand discontinued making loans under its 1984 Elected Officers' Loan Program but allowed existing loans to continue to maturity. As of March 29, 1999, Messrs. Donovan and Fellows had loans outstanding in the amount of $957,000 and $215,000, respectively. The interest rate charged on each of the loans is 5.89%, and each loan will mature on September 1, 2000. The loans are fully collateralized. The indicated amounts were the largest amounts outstanding during 1998.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                        PAGE NO.
                                                                        --------
(a)  1.  Consolidated Financial Statements Included in Part II
         Management's Report..........................................    21
         Independent Auditors' Report.................................    21
         Consolidated Statement of Earnings, Years Ended
          December 31, 1998, 1997, and 1996...........................    22
         Consolidated Statement of Cash Flows, Years Ended
          December 31, 1998, 1997, and 1996...........................    23
         Consolidated Balance Sheet, December 31, 1998 and 1997.......    24
         Consolidated Statement of Shareholders' Equity, Years
          Ended December 31, 1998, 1997, and 1996.....................    25
         Information by Operating Segment for the Years Ended
          December 31, 1998, 1997, and 1996...........................    26
         Notes to Consolidated Financial Statements...................    28
         Quarterly Results (Unaudited) for 1998 and 1997..............    45

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

     (10) Material Contracts
         (a) Employment Agreement dated June 1, 1998, between Registrant and Robert H. Jenkins, Registrant's Chairman of the Board, President and Chief Executive Officer (filed as Exhibit (10)(a) to Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 1-5358, and incorporated herein by reference). *
         (b) Form of Employment Agreement between Registrant and each of Paul Donovan, Registrant's Executive Vice President and Chief Financial Officer; Patrick L. Thomas, Registrant's Executive Vice President and Chief Operating Officer, Industrial; Ronald F. McKenna, Registrant's Executive Vice President and Chief Operating Officer, Aerospace; Mary Ann Hynes, Registrant's Vice President and General Counsel and Secretary; and DeWayne J. Fellows, Registrant's Vice President and Controller (filed as Exhibit (10)(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 1-5358, and incorporated herein by reference). *
         (c) Amendment and Restatement of Registrant's Stock Incentive Plan effective September 22, 1998. *
         (d) First Amendment to Registrant's amended and restated Stock Incentive Plan effective January 15, 1999. *

         (e) Registrant's Nonemployee Director Stock Option Plan effective August 1, 1994 (filed as Exhibit A to Registrant's Proxy Statement dated March 7, 1995, File No. 1-5358, and incorporated herein by reference). *
         (f) Text of resolution adopted by the Board of Directors of Registrant on February 20, 1996, amending Registrant's Nonemployee Director Stock Option Plan, which amendment became effective April 16, 1996, upon stockholder approval. *
         (g) Second Amendment to Registrant's Nonemployee Director Stock Option Plan effective as of December 8, 1998.
         (h) Registrant's Director Compensation Plan effective August 1, 1994 (filed as Exhibit B to Registrant's Proxy Statement dated March 7, 1995, File No. 1-5358, and incorporated herein by reference). *
         (i) First Amendment to Registrant's Director Compensation Plan effective as of April 21, 1998 (filed as Exhibit (10)(k) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-5358 and incorporated herein by reference). *
         (j) Second Amendment to Registrant's Director Compensation Plan effective as of December 8, 1998. *
         (k) Registrant's 1989 Restricted Stock Plan as adopted April 20, 1989, by the stockholders of Registrant (filed as Exhibit (10)(v) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5358, and incorporated herein by reference). *
         (l) Text of resolution adopted by the Board of Directors of Registrant on August 7, 1990, amending Registrant's 1989 Restricted Stock Plan (filed as Exhibit (19)(f) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, File No. 1-5358, and incorporated herein by reference). *
         (m) Text of resolution adopted by the Board of Directors of Registrant on November 21, 1995, amending Registrant's 1989 Restricted Stock Plan. *
         (n) Third Amendment to Registrant's 1989 Restricted Stock Plan effective as of June 1, 1998. *
         (o) Fourth Amendment to Registrant's 1989 Restricted Stock Plan effective as of September 22, 1998. *
         (p) Fifth Amendment to Registrant's 1989 Restricted Stock Plan effective as of January 15, 1999. *
         (q) Text of resolution adopted by the Board of Directors of Registrant on July 16, 1989, adopting a Director Emeritus Retirement Plan and copy of such plan as effective July 20, 1989 (filed as Exhibit
              (10)(dd) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-5358, and incorporated herein by reference). *
         (r) First Amendment to Registrant's Director Emeritus Retirement Plan effective as of April 21, 1997 (filed as Exhibit (10)(q) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-5358 and incorporated herein by reference). *
         (s) Text of resolution adopted by the Board of Directors of Registrant on October 17, 1984, establishing a 1984 Elected Officers' Loan Program (filed as Exhibit (10)(i) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1984, File No. 1-5358, and incorporated herein by reference). *
         (t) Text of resolution adopted by the Board of Directors of Registrant on October 15, 1991, amending the 1984 Elected Officers' Loan Program (filed as Exhibit (10)(ff) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-5358, and incorporated herein by reference). *
         (u) Amendment and Restatement of Registrant's Management Stock Performance Plan effective as of September 22, 1998. *
         (v) First Amendment to Registrant's amended and restated Management Stock performance Plan effective January 15, 1999. *
         (w) Registrant's Supplemental Retirement Plan effective as of December 10, 1975, including all amendments (filed as Exhibit 10(u) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 1-5358 and incorporated herein by reference).*
         (x) Fifth Amendment to Registrant's Supplemental Retirement Plan effective as of December 8, 1998. *
         (y) Registrant's Officer Performance Compensation Plan effective as of January 1, 1997 (filed as Exhibit A to Registrant's Proxy Statement dated March 5, 1997, File No. 1-5358, and incorporated herein by reference.). *
         (z) Amended and Restated Deferred Compensation Plan of Registrant effective as of December 19, 1997 (filed as Exhibit (10)(w) to Registrant's Annual Report on form 10-K for the fiscal year ended December 31, 1997, File No. 1-5358, and incorporated herein by reference).
         (aa) First Amendment to Registrant's amended and restated Deferred Compensation Plan effective as of April 21, 1998. *
         (bb) Second Amendment to Registrant's amended and restated Deferred Compensation Plan effective as of June 1, 1998. *
         (cc) Third Amendment to Registrant's amended and restated Deferred
              Compensation Plan effective as of September 22, 1998. *
         (ad) Fourth Amendment to Registrant's amended and restated Deferred
              Compensation Plan effective as of December 8, 1998. *
         (ae) Consulting Agreement dated April 15, 1997, between Registrant and Don R. O'Hare, Registrant's retired Chairman of the Board, effective April 15, 1997 (filed as Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 1-5358, and incorporated herein by reference). *
         (af) Consulting agreement dated September 22, 1997, between Registrant and Richard M. Schilling, Registrant's retired Vice President, General Counsel and Secretary, effective December 31, 1997 (filed as Exhibit (10)(y) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-5358, and incorporated herein by reference).

     (12) Computation of Ratio of Earnings to Fixed Charges
     (21) Subsidiaries of Registrant
     (23) Consents of Experts and Counsel
         (a)  Consent of Independent Auditors (Ernst & Young LLP).
     (24) Power of Attorney
     (27) Financial Data Schedule
     (99) Additional Exhibits
         (a) Undertakings (filed as Exhibit (28)(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1982, File No. 1-5358, and incorporated herein by reference).
         (b) Reports on Form 8-K Form 8-K dated February 23, 1999, regarding an Agreement and Plan of Merger between the Registrant and United Technologies Corporation.


*  Management contract or compensatory plan.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23th day of April, 1999.

                                                    SUNDSTRAND CORPORATION
                                                         (Registrant)

                                                    By: /s/ Paul Donovan
                                                       --------------------
                                                            Paul Donovan
                                                     Executive Vice President
                                                     and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Robert H. Jenkins                     )
Chairman of the Board, President      )
and Chief Executive Officer           )
                                      )
Paul Donovan                          )
Executive Vice President              )
and Chief Financial Officer           )
                                      )
DeWayne J. Fellows                    )
Vice President and Controller         )
                                      )
Richard A. Abdoo                      )
Director                              )
                                      )
J. P. Bolduc                          )      April  23, 1999
Director                              )
                                      )
Ilene S. Gordon                       )
Director                              )
                                      )
Gerald Grinstein                      )
Director                              )
                                      )
Charles Marshall                      )
Director                              )
                                      )
Klaus H. Murmann                      )
Director                              )
                                      )
Ward Smith                            )
Director                              )
                                      )
Berger G. Wallin                      )
Director                              )


By: /s/ Paul Donovan
   ------------------------------
   Paul Donovan, Attorney-in-Fact