Form 10-Q
period 1999-03-31
SUNDSTRAND CORP /DE/
filed 1999-05-13
CIK 95395

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _________ to ____________.

                         Commission file number 1-5358

                             Sundstrand Corporation
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   DELAWARE                               36-1840610
       ---------------------------------        --------------------------------
        (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                Identification No.)

           4949 Harrison Avenue, P.O. Box 7003, Rockford, IL 61125-7003
           -----------------------------------------------------------
             (Address of principal executive offices and zip code)

                                 (815) 226-6000
           -----------------------------------------------------------
              (Registrant's telephone number, including area code)

                                -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X  No
                                ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                                Outstanding at May 11, 1999
--------------------------------------               ---------------------------
Common Stock, par value $.50 per share                        54,015,560

                             SUNDSTRAND CORPORATION

                                    FORM 10-Q

                      For the Quarter Ended March 31, 1999


                                      INDEX


                                                                              Page
                                                                              ----
Part  I.    Financial Information

               Item 1.    Financial Statements                                  3

               Item 2.    Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                   9

Part II.    Other Information

               Item 1.    Legal Proceedings                                     13

               Item 6.    Exhibits and Reports on Form 8-K                      13

Signatures                                                                      14


                         PART I - FINANCIAL INFORMATION

SUNDSTRAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)

Item 1.     Financial Statements


                                                                     Three Months Ended
                                                                         March 31,
                                                               ---------------------------------
(Amounts in millions except per share data)                       1999                  1998
------------------------------------------------------------------------------------------------
Net sales                                                       $        504        $        485
Costs, expenses, and other income:
   Costs of products sold                                                327                 319
   Marketing and administration                                           86                  81
   Interest expense                                                        9                   8
   Interest income                                                        (1)                 (1)
   Other, net
                                                                          (2)                 --
                                                                ------------        ------------
                                                                         419                 407
                                                                ------------        ------------

Earnings before income taxes                                              85                  78
Less income taxes                                                         29                  27
                                                                ============        ============
Net earnings                                                    $         56        $         51
                                                                ============        ============

Weighted-average number of common shares outstanding                    54.1                57.3
Weighted-average number of common shares outstanding --
   assuming dilution                                                    54.8                57.8

Basic net earnings per share                                    $       1.04        $        .89
                                                                ============        ============

Diluted net earnings per share                                  $       1.02        $        .88
                                                                ============        ============

Cash dividends per common share                                 $        .17        $        .17
                                                                ============        ============


SUNDSTRAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                             ---------------------------------
(Amounts in millions)                                                                1999           1998
--------------------------------------------------------------------------------------------------------------
Cash flow from operating activities:
   Net earnings                                                                $       56     $       51
   Adjustments to reconcile net earnings to cash
      provided by operating activities:
      Depreciation                                                                     17             16
      Amortization                                                                      5              4
      Deferred income taxes                                                             6              2
      Change in operating assets and liabilities excluding the effects of acquisitions:
         Accounts receivable                                                            3              4
         Inventories                                                                   (9)           (19)
         Other assets                                                                   1             19
         Accounts payable                                                             (13)            (2)
         Accrued expenses                                                               1             21
      Other                                                                            (3)            (3)
                                                                               ----------     ----------
         Total adjustments                                                              8             42
                                                                               ----------     ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                              64             93
                                                                               ----------     ----------

Cash flow from investing activities:
   Cash paid for property, plant and equipment                                        (16)           (23)
   Cash paid for acquisitions, net of cash acquired                                    --            (37)
   Cash paid for available-for-sale securities                                        (21)            --
   Other investing activities                                                          --             (2)

                                                                               ----------     ----------
NET CASH USED FOR INVESTING ACTIVITIES                                                (37)           (62)
                                                                               ----------     ----------

Cash flow from financing activities:
   Net borrowings (payments) supported by lines of credit                             (45)            26
   Issuance of long-term debt                                                          52             --
   Principal payments on long-term debt                                                --             (4)
   Additional debt for acquisitions                                                    --              3
   Proceeds from stock options exercised                                                1              2
   Purchase of treasury stock                                                         (26)           (50)
   Dividends paid                                                                      (9)           (10)
                                                                               ----------     ----------
NET CASH USED FOR FINANCING ACTIVITIES                                                (27)           (33)
                                                                               ----------     ----------
Effect of exchange rate changes on cash                                                 2              1
                                                                               ----------     ----------

   Increase (decrease) in cash and cash equivalents                                     2             (1)
   Cash and cash equivalents at January 1                                              15             13
                                                                               ----------     ----------

CASH AND CASH EQUIVALENTS AT MARCH 31                                          $       17     $       12
                                                                               ==========     ==========

Supplemental cash flow information:
   Interest paid                                                               $        3     $        4
   Income taxes paid                                                           $        9     $        3


                                       4

SUNDSTRAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)



                                                               MARCH 31,     December 31,
(Amounts in millions)                                            1999            1998
------------------------------------------------------------------------------------------

Assets
Current Assets
   Cash and cash equivalents                                    $   17         $   15
   Accounts receivable, net                                        376            381
   Inventories, net of progress payments                           409            401
   Deferred income taxes                                            54             53
   Other current assets                                             14             15
                                                                ------         ------
      Total current assets                                         870            865

Property, Plant, and Equipment, net                                525            527
Intangible Assets, net                                             327            332
Deferred Income Taxes                                               15             22
Other Assets                                                        83             61
                                                                ------         ------
                                                                $1,820         $1,807
                                                                ======         ======

Liabilities and Shareholders' Equity

Current Liabilities
   Notes payable                                                $  118         $  163
   Long-term debt due within one year                              136              4
   Accounts payable                                                114            128
   Accrued salaries, wages, and commissions                         26             29
   Accrued postretirement benefits other than pensions              18             18
   Other accrued liabilities                                       153            157
                                                                ------         ------
      Total current liabilities                                    565            499

Long-Term Debt                                                     215            295
Accrued Postretirement Benefits Other Than Pensions                344            344
Other Liabilities                                                  125            124
                                                                ------         ------
                                                                 1,249          1,262
                                                                ------         ------

Shareholders' Equity
   Common stock, at par value                                       38             38
   Other shareholders' equity                                      533            507
                                                                ------         ------
                                                                   571            545
                                                                ------         ------
                                                                $1,820         $1,807
                                                                ======         ======



                                       5

SUNDSTRAND CORPORATION AND SUBSIDIARIES
INFORMATION BY OPERATING SEGMENT (UNAUDITED)

                                                                   Three Months Ended
                                                                        March 31,
                                                               -------------------------
(Amounts in millions)                                               1999         1998
----------------------------------------------------------------------------------------
Net sales
  Aerospace                                                     $     317      $    289
  Industrial                                                          187           196
                                                                ---------      --------
                                                                      504           485
                                                                =========      ========

Operating profit
  Aerospace                                                     $      71      $     61
  Industrial                                                           26            30
                                                                ---------      --------
    Total operating profit                                             97            91
Interest expense                                                       (9)           (8)
Interest income                                                         1             1
General corporate expenses                                             (4)           (6)
                                                                ---------      --------
Earnings before income taxes                                    $      85      $     78
                                                                =========      ========



The financial information contained herein is unaudited but, in the opinion of the management of the Registrant, includes all adjustments (all of which are normal recurring adjustments) necessary for a fair presentation of the results of operations for the periods indicated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

ACCOUNTING POLICIES
The financial statements should be read in conjunction with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

PRINCIPLES OF CONSOLIDATION provide for the inclusion of the accounts of Sundstrand Corporation and all subsidiaries. All intercompany transactions are eliminated in consolidation.

CASH EQUIVALENTS are considered by the Registrant to be all highly liquid debt instruments purchased with original maturities of three months or less.

CHANGES IN ACCOUNTING PRINCIPLES
On January 1, 1999, the Registrant adopted the American Institute of Certified Public Accountant's Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use." SOP 98-1 requires the capitalization of certain internal costs incurred in connection with developing or obtaining software for internal use. Prior to adoption, the Registrant expensed some costs as incurred that are now eligible for capitalization under SOP 98-1. The adoption of SOP 98-1 did not have a material impact on net earnings in the first quarter of 1999 and based upon an assessment of the Registrant's ongoing internal use software projects, the adoption of SOP 98-1 will not have a material impact on the Registrant's net earnings for the full year ended December 31, 1999.

INVENTORIES
The components of inventories at March 31, 1999, and December 31, 1998, were:



                                                                        MARCH 31,        December 31,
(Amounts in millions)                                                     1999               1998
-------------------------------------------------------------------------------------------------------
Raw materials                                                             $   51          $   59
Work in process                                                              164             143
Finished goods and parts                                                     236             247
                                                                          -------         -------
                                                                             451             449
Less progress payments                                                        42              48
                                                                          =======         =======
                                                                          $  409          $  401
                                                                          =======         =======

Prior to the application of progress payments, the inventories shown above included costs related to long-term contracts of $60 million and $75 million, at March 31, 1999, and December 31, 1998, respectively.

COMPREHENSIVE INCOME
Comprehensive income for the three months ended March 31, 1999 and 1998 was $54 million and $50 million, respectively.

LONG-TERM DEBT
In January of 1999, the Registrant issued the remaining $52 million of debt available for issuance under its $250 million shelf registration statement previously filed with the Securities and Exchange Commission. The debt was issued in the form of floating rate notes, swapped to an average fixed rate of 5.8%, due in the year 2000. The proceeds were used to pay down commercial paper.

RESTRUCTURINGS
In December 1996, the Registrant's Industrial segment initiated a restructuring plan related primarily to the operations of Sullair Europe S.A. which resulted in a pretax charge of $32 million. The charge is reflected in the restructuring charge line on the statement of earnings. The restructuring was undertaken as a result of continuing losses at this operation, weakness in the European economy, and significant competitive pressures in the European markets. The charge included $11 million in cash termination benefits for approximately 140 employees, primarily consisting of workers at Sullair Europe's St. Priest, France, facility. The charge also included $14 million for the partial write-down of assets of Sullair Europe and $7 million (primarily cash related charges) for disposition of the St. Priest facility and professional fees. Operations previously at the St. Priest facility were transferred to other Sullair plant sites in Europe and the United States. The shutdown of the St. Priest facility and the termination or transfer of the employees was completed during 1997. Since the charge was recorded in 1996, approximately $14 million has been paid and charged against the restructuring liability, including costs to terminate 124 employees. The St. Priest facility was sold in late April of 1999 and as a result, restructuring activities from the 1996 restructuring plan are now substantially complete.

MERGER  WITH UNITED TECHNOLOGIES CORPORATION
On February 21, 1999, the Registrant entered into an Agreement and Plan of Merger (the "Merger Agreement") with United Technologies Corporation ("UTC"). Pursuant to the Merger Agreement, the Registrant will be merged with and into the Hamilton Standard division of UTC with the new merged entity being named "Hamilton Sundstrand Corporation." This Merger Agreement is subject to approval by the Registrant's shareholders and certain United States and international regulatory agencies. For further discussion on the progress of the merger with UTC, see the "Progress of the Merger" section of Management's Discussion and Analysis of Financial Condition and Results of Operations below.

Under the terms of the Merger Agreement, each share of the Registrant's common stock will be converted into the right to receive $35.00 in cash plus .2790 shares of UTC common stock (or .5580 shares after payment of the two-for-one stock split of UTC common stock announced on April 30, 1999). The common stock exchange ratio will be reduced or increased, to the extent necessary, to provide for the minimum value of $35.00 and a maximum value of $39.25 of UTC common stock. This will result in a minimum total consideration of $70.00 and a maximum total consideration of $74.25, for each share of the Registrant's common stock. The exchange ratio will be based upon the average price of UTC common stock during the ten trading days before the fifth trading day prior to the Registrant's 1999 annual meeting of shareholders. In addition, if the average price of UTC common stock during the above defined ten day measurement period is equal to or less than $112.89 (or $56.4469 after payment of the two-for-one stock split of UTC common stock announced on April 30, 1999), then UTC has the right to convert the merger consideration to a cash payment of $70.00 per share of the Registrant's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial information for the quarter ended March 31, 1999, as compared with the financial information for the quarter ended March 31, 1998, and the balance sheet at December 31, 1998, is discussed below, and should be read in conjunction with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, and the financial data as presented in Item 1 above. In addition, the following discussion may contain forward-looking information which is subject to market risks and opportunities that could have a material impact on actual results, and accordingly should be considered in conjunction with the cautionary language set forth at the end of the Outlook section of this Item 2 of Part I.

PROGRESS OF THE MERGER
Activity relating to the merger with United Technologies Corporation is proceeding on schedule and the merger is expected to be completed on or shortly after June 10, 1999. The waiting periods expired for the United States and Canadian regulatory filings on April 9, 1999 and April 13, 1999, respectively. The Registrant mailed its proxy statement to shareholders during the week of May 10, 1999, with a shareholder meeting to vote on the transaction currently scheduled for June 10, 1999.

RESULTS OF OPERATIONS
Total sales increased $19 million to $504 million in the first quarter of 1999 from $485 million in 1998. The increase in sales was the result of higher shipments to Aerospace commercial customers. First quarter 1999 net earnings were $56 million, or $1.02 per share, assuming dilution, compared with net earnings of $51 million, or $.88 per share, assuming dilution, in the first quarter of 1998. This quarter-over-quarter earnings increase was attributable to the higher sales volume and the favorable impact from the Registrant's share repurchase program.

AEROSPACE OVERVIEW
First quarter 1999 sales for the Aerospace segment were $317 million, an increase of $28 million or 10 percent from the first quarter 1998 sales of $289 million. This increase is primarily attributable to a 28 percent increase in commercial OEM sales and an 11 percent increase in commercial aftermarket sales. Operating profit increased $10 million or 16 percent to $71 million and the operating profit margin increased to 22.4 percent from 21.1 percent during the first quarter of 1999 compared with the first quarter of 1998, primarily as a result of the increase in sales and the ongoing successful implementation of strategic initiatives.

INDUSTRIAL OVERVIEW
First quarter 1999 sales for the Industrial segment were $187 million, a decrease of $9 million or 5 percent compared with first quarter 1998 sales of $196 million. The decrease in sales reflects the continued difficult market conditions in several of the Industrial segment's primary markets such as oil, pulp and paper, and mining and minerals, primarily as a result of the downturn in Asia-Pacific economies. Operating profit was $26 million in the first quarter of 1999, a decrease of $4 million or 13 percent from the $30 million earned in the first quarter of 1998. Operating profit margins decreased to 13.9 percent from 15.3 percent during the first quarter of 1999 compared with the first quarter of 1998, primarily as a result of the lower sales volume.

LIQUIDITY AND CAPITAL RESOURCES
Working capital decreased $61 million to $305 million at March 31, 1999, compared with $366 million at December 31, 1998, due primarily to an increase in long-term debt due in one year partially offset by a reduction in notes and account payable.

Net cash provided by operating activities decreased to $64 million for the first quarter of 1999 from $93 million for the first quarter of 1998. The decrease was due primarily to higher levels of cash provided by other assets and accrued expenses during the first quarter of 1998 compared to the first quarter of 1999. The higher level of cash provided by other assets during the first quarter of 1998 was the result of the utilization of a previously funded trust for incurred but not reported health care claims. The higher level of cash provided by accrued expenses was primarily the result of higher levels of advance payments received from customers during the first quarter of 1998 compared to the first quarter of 1999. The decrease in operating cash flow is also the result of a higher level of cash used to settle accounts payable during the first three months of 1999 compared to the same period in 1998 resulting from normal fluctuations in the timing of payments.

In the first quarter of 1999, the Registrant used $37 million for investing activities, primarily for the purchase of marketable securities to fund certain obligations under employee benefit plans and for the purchase of fixed assets. During the first quarter of 1998, the Registrant used $62 million of cash for investing activities primarily for the purchase of fixed assets and small product-line acquisitions.

In the quarters ended March 31, 1999 and 1998, the Registrant used $27 million and $33 million for financing activities, respectively, primarily to repurchase common stock and to pay dividends. This use of cash was partially offset by increased borrowings.

The Registrant repurchased approximately 446,000 shares of its common stock in the first quarter of 1999 for a total cost of approximately $22 million. To date, the Registrant has repurchased approximately 20 million shares of the 30 million shares authorized for repurchase by the Registrant's Board of Directors. As a result of the planned transaction with United Technologies Corporation, the Registrant has not repurchased any shares since the early part of the first quarter.

On March 31, 1999, the Registrant's ratio of total-debt-to-total-capital was
45.1 percent compared with 45.9 percent at December 31, 1998.

On June 27, 1999, the Registrant's Board of Directors declared a quarterly cash dividend of $.17 per share payable on June 15, 1999, to holders of record on June 1, 1999.

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

The Registrant is utilizing both internal and external resources to reprogram, or replace, and test software for Year 2000 modifications. The Registrant estimates modification and replacement plan efforts are approximately 90 percent complete as of March 31, 1999 and anticipates that all remaining critical systems will be revised or replaced by July 1999.

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

Suppliers/Customers
The Registrant has initiated communications with its significant suppliers, customers, and other relevant third parties to determine the extent to which the Registrant's operations may be vulnerable to those third parties' failure to resolve their own Year 2000 Issues. In addition, the Registrant has conducted eight symposiums at which more than 200 significant suppliers attended, and some visits have taken place with suppliers and customers. This activity will continue until the Registrant believes its significant suppliers and customers are Year 2000 ready.

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

Summary
The Registrant's total cost to make modifications to resolve Year 2000 issues is estimated to be between $9 million and $12 million and is being funded through operating cash flows. To date, the Registrant has incurred approximately $8 million related to operating systems modifications.

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

OUTLOOK
The overall forecast for 1999 remains unchanged. Total sales are expected to increase up to 5 percent and earnings per share, assuming dilution, is forecast between $4.25 and $4.55. Operating cash flow is forecast at $330 million to $370 million.

Total Aerospace sales are projected to increase between 5 percent and 10 percent for 1999. Both commercial OEM and aftermarket sales are expected to grow between 5 percent and 10 percent as a result of continued strength in commercial aircraft order rates coupled with continued airline passenger and freight traffic growth. Aerospace military sales are expected to remain relatively unchanged compared to 1998 levels. Operating profit margins in the Aerospace segment are expected to grow 5 percent to 10 percent in 1999.

The Industrial segment's primary markets such as oil, pulp and paper, and mining and minerals continue to be weak, primarily as a result of the economic downturn in the Asia-Pacific region. Although there are indications that some of these primary markets have bottomed, the Registrant now believes that total year sales for the Industrial segment will be relatively unchanged compared to 1998. Operating profit margins should improve in the second half of 1999 as a result of previously implemented cost reductions. For the full year 1999, we expect operating profit margins in the vicinity of 15 percent.

================================================================================
FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY
When used in this Management's Discussion and Analysis of Financial Condition and Results of Operations, the terms "anticipate," "believe," "estimate," "expect," "forecast," "goal," "outlook," "plan," "project," "should" and similar expressions are intended to identify "forward-looking" statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Such risks and uncertainties include the Registrant's successful execution of internal strategic initiatives, including implementation of business unit or enterprise concepts; governmental export and import policies; factors that result in significant and prolonged disruption to air travel worldwide; overall expenditures for capital equipment and infrastructure development; relations with the Registrant's employees; competitive pricing pressures; global trade policies; worldwide political stability and economic conditions, particularly Asia and Latin America; termination of and/or difficulties related to significant government programs (particularly military procurement programs serviced by the Registrant); and potential risks associated with efforts by the Registrant, its suppliers and customers to modify their information systems to be ready for the year 2000.
================================================================================

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Registrant has disclosed various legal proceedings in its Annual Report on Form 10-K for the fiscal year ended December 31, 1998. There have been no material changes in those proceedings or other material legal developments since that time.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (27) Financial Data Schedule

     (b)  Reports on Form 8-K

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



                                            Sundstrand Corporation
                                      -----------------------------------
                                                 (Registrant)


Date:   May 11, 1999
                                                /s/ Mary Ann Hynes
                                      -----------------------------------
                                                Mary Ann Hynes
                                          Vice President and General
                                            Counsel and Secretary


Date:   May 11, 1999
                                             /s/ DeWayne J. Fellows
                                      -----------------------------------
                                              DeWayne J. Fellows
                                        Vice President and Controller